Form 10QSB
period 2006-01-31
Sekoya Holdings Ltd.
filed 2006-03-27
CIK 1347004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Sekoya Holdings Ltd.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 366, 916 West Broadway, Vancouver, British Columbia, Canada V5Z 1K7

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-269-6622

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2006 was 6,055,00.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Sekoya Holdings Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

(A Nevada Corporation)

Statement of Operations

January 31, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited- Prepared by Management)

	Three Months	Inception Date of
	Ended	May 19, 2005 to
	Jan. 31, 2006	Oct. 31, 2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(3,347)	(25,738)

Changes in Non-Cash working capital Accounts
Accounts Payable and Accrued Liabilities	2,000	3,700

	(1,347)	(22,038)
Financing Activities
Issuance of Share Capital	-	25,000

Increase (Decrease) in Cash	(1,347)	2,962

See Accompanying Notes to Financial Statements

Sekoya Holdings Ltd.

Note 1.            INCORPORATION AND OPERATING ACTIVITIES

    Sekoya Holdings Ltd. was incorporated on 19 May 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date, i.e., 19 March 2005.

    At the period end, the Company is in the process of developing an online payment system for use in the Chinese online community.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

               Money assets and liabilities denominated in foreign currencies are translated into US dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

Loss per Share

                Loss per share has been calculated based on the weighted average number of shares outstanding.

                In the three months ended January 31, 2006, there was no events or changes in circumstances that would indicate that the carrying amounts may not be recoverable.

Fair Value of Financial Instruments

               The respective carrying value of certain on-balance sheet financial instruments approximate their fair values. These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable. Unless otherwise noted, it is managements opinion that the Company is not exposed to significant interest,  currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Use of Estimates

               The preparation of financial statements in accordance with generally accepted accounting principals requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Reporting on the Costs of Start-Up Activities

               Statement of Position 98-5(SOP 98-5) , "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after 15 December 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Future Income Taxes

               The Company recognizes income taxes using its assets and liabilities approach. Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to affect taxable income.

Year End

               The Company has adopted 31 October as its fiscal year end.

Note 3.        GOING CONCERN

               The Company's financial statement are prepared using the generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated no revenues. In order to obtain the necessary capital, the Company is in the process of raising funds through private placement subscriptions. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it will be unlikely for the Company to continue as a going concern.

               The officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4.          SHARE CAPITAL

               Authorized- 100,000,000 common shares with a par value of $0.001 per share.

               Issued- 6,055,000 have been subscribed to, and which have not yet been certificated. However, the By-Laws of the Company treat uncertificated shares as if they were certificated. Accordingly,      uncertificated share subscribed to have the same rights as those shares which have been certificated.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Sekoya Holdings Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Sekoya Holdings Ltd. ("Sekoya") intends to commence operations as an E-commerce company which will offer a type of internet payment network for the Asian market. Our concept is to offer a pre-paid cash card, similar to that of a long distance phone card, which consumers will be able to use to make purchases on the Internet with. Consumers will be able to purchase these pre-paid cash cards in various denominations with cash at local, brick or mortar retailers, such as convenient stores or department stores. The initial country we plan to introduce our products to is China.  We currently have signed a contract with a programmer to create and develop the initial phase of our website, icash.com.cn.

Results of Operations

Sekoya has not generated any revenues for the quarter ended January 31, 2006.

For the quarter ended January 31st, 2006 the Company experienced a net loss of $1,347.00.

Liquidity and Capital Resources

During the three month period ended January 31st, 2006, the Company did not satisfy its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. March 7, 2006

March , 27 2006	/s/ "Shirley Wong"
Mrs. Shirley Wong, President