Form 10QSB/A
period 2006-01-31
Sekoya Holdings Ltd.
filed 2006-06-13
CIK 1347004

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

Suite 366-916 West Broadway, Vancouver, B.C. V5Z 1K7

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2006 was 6,055,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

Sekoya Holdings Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of January 31, 2006 (Unaudited)..................................................................................................................4

      Statement of Operations for three months ended January 31, 2006 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended January 31, 2006 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

As at January 31, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	January 31	October 31
	2006	2005
	(Unaudited) Prepared by Management	(Audited)
ASSETS
Current Assets
Cash
	$ 1,615	$ 2,962
TOTAL ASSETS	$ 1,615	$ 2,962

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	$ 5,700	$ 3,700
Total Liabilities	$ 5,700	$ 3,700

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000

Deficit	(29,085)	(25,738)

Total shareholders equity	(4,085)	(738)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	1,615	2,962

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

As at January 31, 2006

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception
		Date of
	Three Months	May 19,
	Ended	2005 to
	January 31	October 31,
	2006	2005

General and Administrative Expenses
Consulting and Professional fees	200	23,700
Facilities costs	3,000	2,000
Bank charges and Interest	147	38

Loss and Deficit	(3,347)	(25,738)
Basic and Diluted Loss Per Share	($0.00)	($0.00)

Weighted average number of shares
Outstanding (Basic and diluted)

See Accompany Notes

Sekoya Holdings Ltd.

Statement of Cash Flows

As at January 31, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Three Months	May 19,
	Ended	2002 to
	January 31	October 31
	2006	2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(3,347)	(25,738)
Changes in non-cash working capital items

Accounts Payable and Accrued Liabilities	2,000	3,700

Financing Activities
Issuance of share capital	-	25,000

Cash increase (decrease) in cash	(1,347)	2,962

See accompanying notes

Sekoya Holdings Ltd.

Notes to Financial Statements

For the Three Months Ended January 31, 2006

(UNAUDITED)

Note 1.            Incorporation and Operating Activities

Sekoya Holdings Ltd. ("the Company") was incorporated on May 19, 2005 under the Company Act of the State of Nevada, U.S.A. Operations, as a development stage company stared on that date, i.e. 19 May 2005.

At the period end, the Company is in the process of developing an online payment system for use in the Chinese online comunnity.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)    Foreign Currency Translation

            Monetary assets and liabilities denominated in foreign currencies are translated into USA dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

    (b)    Loss Per Share

              Loss per share has been calculated based on the weighted average number of shares outstanding.

    (c)    Fair Value of Financial Instruments

            The respective carrying value of certain on balance-sheet financial instruments approximate their fair values. These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximates fair values or they are receivable or payable on demand.

    (d)    Cash

            Cash consists of funds on deposit with the company's banker.

    (e)    Use of Estimates

            The preparation of financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

     (f)    Reporting on the Costs of Star-Up Activities

             Statement of Position 98-5 (SOP98-5), " Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, to be expensed and incurred. SOP 98-5 is effective for fiscal years beginning after 15 December 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

    (g)     Future Income Taxes

             The Company recognizes income taxes using a asset and liability approach. Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to effect taxable income.

    (h)    Year End

            The Company has adopted 31 October as its fiscal year end.

Note 3:           Going Concern

                      The Company's financial statements are prepared by using the generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated no revenues. In order to obtain the necessary capital, the Company s in the process of raising funds from private placement subscriptions. The Company is dependent upon its ability to secure equity and/or debit financing and there are no  assurances that the Company will be successful, without sufficient financing it will be unlikely for the Company to continue as a going concern.

The officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity comes available, such persons may face a conflicting selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution  of such conflicts.

NOTE 4:         Share Capital

                        Authozized-100,000,000 common shares with a par value of $0.001 per share

                        Issued- 6,055,000 shares have been subscribed to, and which have not yet been certificated. However, the by-laws of the Company treat uncertificated shares as if the shares were                 certificated. Accordingly, uncertificated shares subscribe to have the same rights as those shares which have been certificated.

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

Overview

Sekoya Holdings Ltd. ("Sekoya") intends to commence operations as a E-commerce company which will offer a type of internet payment network for the Asian market. Our concept is to offer a pre-paid cash card, similar to that of a long distance phone card, which consumers will be able to use to make purchases on the internet with. Consumers will be able to purchase these pre-paid cash cards in various denominations with cash, at local brick and mortar retailers, such as convenient stores or department stores. The initial country we plan to introduce our product to is China. We currently have signed a contract with a programmer to create and develop the initial phase of our website, icash.com.cn.

Results of Operations

Sekoya has not generated any revenues for the quarter ended January 31, 2006.

For the quarter ended January 31st, 2006, the company experienced a net loss of $1,347.00

Liquidity and Capital Resources

During the three month period ended January 31st, 2006, the Company did not satisfy its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. . Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. June 13, 2006

June 13, 2006	/s/ "Shirley Wong"
Ms. Shirley Wong, President