Form 10QSB
period 2006-04-30
Sekoya Holdings Ltd.
filed 2006-06-14
CIK 1347004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2006 was 6,055,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

Sekoya Holdings Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of April 30, 2006 (Unaudited)..................................................................................................................4

      Statement of Operations for three months ended April 30, 2006 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended April 30, 2006 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

As at April 30, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	April 30	October 31
	2006	2005
ASSETS
Current Assets
Cash
	2,215	2,962
TOTAL ASSETS	2,215	2,962

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	1,900	3,700
Shareholder Loan	4,429
Total Liabilities	6,329	3,700

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000

Deficit	(29,114)	(25,738)

Total shareholders equity	(4,114)	(738)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	2,215	2,962

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

As at April 30, 2006

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception
		Date of
	Three Months	May 19,
	Ended	2005 to
	April 30	October 31,
	2006	2005

General and Administrative Expenses
Consulting and Professional fees	-	23,700
Facilities costs	-	2,000
Bank charges and Interest	29	38

Loss and Deficit	(29)	(25,738)
Basic and Diluted Loss Per Share	($0.00)	($0.00)

Weighted average number of shares
Outstanding (Basic and diluted)

See Accompany Notes

Sekoya Holdings Ltd.

Statement of Cash Flows

As at April 30, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Three Months	May 19,
	Ended	2005 to
	April 30	October 31
	2006	2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(29)	(25,738)
Changes in non-cash working capital items

Accounts Payable and Accrued Liabilities	(3,800)	3,700
	(3,829)	(22,038)
Financing Activities
Issuance of share capital	-	25,000
Shareholder Loan	4,429	-
Cash increase (decrease) in cash	600	2,962

See accompanying notes

Sekoya Holdings Ltd.

Notes to Financial Statements

For the Three Months Ended April 30, 2006

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

    (d)    Use of Estimates

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

     (e)    Reporting on the Costs of Star-Up Activities

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

    (f)     Future Income Taxes

             The Company recognizes income taxes using a asset and liability approach. Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to effect taxable income.

    (g)    Year End

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

NOTE 5:         Related Party Transactions

    During the period October 31, 2005 to April 30, 2006, the Company received $4,429 of shareholder loans from the director of the Company. The loan is unsecured, non-interest baring, and with no specific terms of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Sekoya has not generated any revenues for the quarter ended April 30, 2006.

For the quarter ended April 30, 2006, the company experienced an increase of $600.00, due to shareholder loans.

Liquidity and Capital Resources

During the three month period ended April 30, 2006, the Company did not satisfy its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. . Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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