Form 10QSB
period 2006-07-31
Sekoya Holdings Ltd.
filed 2006-09-14
CIK 1347004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of July 31, 2006 was 6,055,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

Sekoya Holdings Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of July 31, 2006 (Unaudited)..............................................................................................................................4

      Statement of Operations for three months ended July 31, 2006 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended July 31, 2006 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

As at July 31, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	July 31	October 31
	2006	2005
	(Unaudited) Prepared by Management	(Audited)
ASSETS
Current Assets
Cash
	$ 7	$ 2,962
TOTAL ASSETS	$ 7	$ 2,962

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	$ 1,900	$ 3,700
Shareholder Loan	$ 6,429	-
Total Liabilities	$ 8,329	$ 3,700

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000

Deficit	(33,322)	(25,738)

Total shareholders equity	(8,322)	(738)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	7	2,962

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

As at July 31, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception
		Date of
	Three Months	May 19,
	Ended	2005 to
	July 31	October 31,
	2006	2005

General and Administrative Expenses
Consulting and Professional fees	3,835	23,700
Filing Costs	289	-
Facilities costs	-	2,000
Bank charges and Interest	84	38

Loss and Deficit	(4,208)	(25,738)
Basic and Diluted Loss Per Share	($0.00)	($0.00)

Weighted average number of shares
Outstanding (Basic and diluted)

See Accompany Notes

Sekoya Holdings Ltd.

Statement of Cash Flows

As at July 31, 2006

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date of
	Three Months	May 19,
	Ended	2005 to
	July 31	October 31
	2006	2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(4,208)	(25,738)
Changes in non-cash working capital items

Accounts Payable and Accrued Liabilities	-	3,700
	(4,208)	(22,038)
Financing Activities
Issuance of share capital	-	25,000
Shareholder Loan	2,000	-
Cash increase (decrease) in cash	(2,208)	2,962

See accompanying notes

Sekoya Holdings Ltd.

Notes to Financial Statements

For the Three Months Ended July 31, 2006

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

    (d)    Use of Estimates

            The preparation of financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

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

NOTE 4:         Share Capital

                        Authorized- 100,000,000 common shares with a par value of $0.001 per share

                        Issued- 6,055,000 shares have been subscribed to, and which have not yet been certificated. However, the by-laws of the Company treat uncertificated shares as if the shares were                 certificated. Accordingly, uncertificated shares subscribe to have the same rights as those shares which have been certificated.

NOTE 5:        Related Party Transactions

                        During the period October 31, 2005 to July 31, 2006, the Company received $6,429 of shareholder loans from the director of the Company. The loan is unsecured, non-interest baring, and with no specific terms of repayment.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Sekoya has not generated any revenue for the quarter ended July 31, 2006.

The Company experienced general and administration expenses of $4,208.00 for the quarter ended July 31, 2006. The majority of the expenses were related to consulting and professional fees paid. The Company is continuing its efforts to raise additional capital in order to proceed with the Company's business plan.

For the quarter ended July 31st, 2006, the company experienced a net loss of $4,208.00

Liquidity and Capital Resources

During the three month period ended July 31st, 2006, the Company did not satisfy its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. . Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. September 13, 2006

September 13, 2006	/s/ "Shirley Wong"
Ms. Shirley Wong, President