Form 10KSB
period 2006-10-31
Sekoya Holdings Ltd.
filed 2007-01-29
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended October 31, 2006

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000 - 51977

Sekoya Holdings Ltd.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

916 West Broadway Street, Vancouver, British Columbia, V5Z 1K7

----------------------------------------------------------

(Address of principal executive office)

604-269-6622

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [ x ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of October 31, 2006 is $105,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of October 31, 2006, there are 6,055,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

SEKOYA HOLDINGS LTD.

FORM 10-KSB

For the Fiscal Year ended October 31st, 2006

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statement

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Sekoya Holdings Ltd. was incorporated in the state of Nevada on May 19, 2005. We intend to commence operations as an E-commerce company which will offer a new type of internet payment network for the Asian market. The initial country we plan to introduce our product and services to is China. We currently have signed a contract with a Chinese programmer to create and develop the initial phase of our website, icash.com.cn. The initial phase of our website is scheduled to be completed by the end of July 2007. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds. During August of 2005,we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this prospectus. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $275. We anticipate that our current cash balance may not satisfy our cash needs for the following twelve-month period.

We are applying to become a public reporting company in order to provide our shareholders increased liquidity for their common shares and to provide our company an alternative avenue to raise additional investment capital in order to proceed with our business plan. The selling shareholders are acting as underwriters for the registrant when re-selling their securities and will be conducting their offering of shares at the fixed price of $0.10/share for the duration of the offering.

Our principal executive offices are located at 916 West Broadway Street, Vancouver, British Columbia and our telephone number is (604) 269-6622. Our fiscal year end is October 31st.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 916 West Broadway Street, Vancouver, British Columbia, Canada, V5Z 1K7. Our telephone number is (604) 269-6622.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Razor Resources Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended October 31st, 2006.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is currently no publicly trading market for our common stock.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 6,055,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of October 31st, 2006, the approximate number of holders of Common Stock of the Company is 32.

Since our inception date, our boards of directors have not declared any dividend payments to the shareholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

The company has never issued securities for any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Sekoya Holdings Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Sekoya Holdings Ltd was incorporated in Nevada on May 19, 2005. In August of 2005, the board of directors voted to seek capital and began development of Sekoya Holdings' business plan. During August of 2005, Sekoya received its initial funding through the sale of common stock to investors. On November 2, 2005, Sekoya Holdings signed a contract with a website programmer, Randy Liu, to create and develop the initial phase of our company's website, www.icash.com.cn.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended October 31st, 2006 and no revenues have been earned by the Company since it's inception. We do not expect to be generating revenues until the 2nd phase of the Company's website is complete and commercialization of the Company's product and services can begin.

General & Administrative Expenses

General and administrative expenses totaled $20,716 for the fiscal period ended October 31st, 2006. This is compared to general and administrative expenses totaling $25,738 for the fiscal period ended October 31, 2005. This decrease in general and administrative expenses is largely attributed to decrease in fees paid for professional services compared to the previous fiscal year. The professional fees incurred in the the previous fiscal years were expected to be one-time fees and management do not expect them to be recurring in the future.

We experienced a net loss of $20,716 for the fiscal period ended October 31, 2006 compared to a net loss of $25,738 for the fiscal period ended October 31, 2005.

Liquidity and Capital Resources

As of October 31, 2006, the Company had cash of $275. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7:    Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Gordon K.W. Gee Ltd. for the fiscal period ended October 31, 2006 and fiscal year ended 2005. There have been no changes in or disagreements with Gordon K.W. Gee Ltd. on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Shirley Wong	42	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Shirley Wong has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and director since July 6, 2005.

Ms. Wong has a strong working background as a teacher for the past 15 years for the Vancouver School Board. She also has 10 years of consulting experience, specializing in business process improvement, instructional management, adult education training, and human resources management.

Ms. Wong's educational background has also prepared her for management, as she has received her Bachelors of Education as well as a Masters of Arts in Education Administration and Supervision.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending October 31, 2006, Form 3 reports were not timely filed by Shirley Wong, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shirley Wong	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2005	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 916 West Broadway Street, Vancouver, BC, Canada, V5Z 1K7.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Shirley Wong	5,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	82.58%
All officers and directors as a Group (1 person)			82.58%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Shirley Wong, our president and a member of the board of directors in August 2005, in consideration of 5,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by refernce to the Form 10-SB filed with the Securities and Exchange Commission on January 18, 2006)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 18, 2006)

10.1*                                       Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 18, 2006)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2006 - $5,280           Gordon K.W. Gee. Ltd.

2005 - $3,800            Gordon K.W. Gee. Ltd.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2006 - $0                     Gordon K.W. Gee. Ltd.

2005 - $0                     Gordon K.W. Gee. Ltd.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0                     Gordon K.W. Gee. Ltd.

2005 - $0                     Gordon K.W. Gee. Ltd.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0                     Gordon K.W. Gee. Ltd.

2005 - $0                     Gordon K.W. Gee. Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of January, 2007

Sekoya Holdings Ltd.

(Registrant)

By: /s/ Shirley Wong

Shirley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Shirley Wong	President, CEO, Secretary, Treasurer and Director	January 29, 2007
Shirley Wong

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended April 30, 2005 and 2005                                            F-2

Statement of Operations for the years ended April 30, 2006 and 2005                             F-3

Statement of Cash Flows for the years ended April 30, 2006 and 2005                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

Gordon K.W. Gee
Chartered Accountant	601-325 Howe Street, Vancouver, British Columbia. V6C 1Z7
An Incorporated Professional	Tel: (604) 689-8815, Fax:(604) 689-8838

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sekoya Holdings Ltd. (A Development Stage Company):

I have audited the accompanying balance sheet of Sekoya Holdings Ltd as at 31 October 2006 and 2005 and the related statements of operations and deficit, cash flow and changes in shareholder's equity and comprehensive income for the year and period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of   Sekoya Holdings Ltd as at 31 October  2006 and 2005 and the results of the operations and cash flow of the company for the  year and period then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.   As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia, Canada	/s/ "Gordon K.W. Gee"
25, January 2007	Chartered Accountant

Sekoya Holdings Ltd.

(A Development Stage Company)

Balance Sheet

(Expressed in US dollars)

	As at October 31, 2006 ($)	As at October 31, 2005 ($)
ASSETS
Current Assets

Cash	$ 275	$ 2,962
TOTAL CURRENT ASSETS	$275	$ 2,962

Website Development Costs (See Note 4)	$5,000	-
TOTAL ASSETS	$5,275	$ 2,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	19,800	3,700
Loans from Related Party (Note 5)	6,929	-
Total Current Liabilities	26,729	2,800
Contingency (Note 3)
Stockholders' Equity (Note 6)
Share Capital	25,000	25,000
Deficit, accumulated during the exploration stage	(46,454)	(25,738)
Total Stockholders' Equity		(738)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	(21,454)	$ 2,962

Approved on behalf of the Board
"Shirley Wong", Director and Chief Executive Officer
See Accompanying Notes

Sekoya Holdings Ltd.

(A Development Stage Company)

Statement of Operations and Deficit

(Expressed in US dollars)

	Cumulative From Date of Inception on May 19, 2005, to October 31, 2006	For the Year Ended October 31, 2006	For the period May 19, 2005 (Inception Date) to October 31, 2005
General and Administrative Expenses
Consulting and Professional Fees	31,535	7,835	23,700
Facilities Costs	14,000	12,000	2,000
Filing Fees and dues	1,789	1,789	-
Bank Charges	330	292	38
	(46,454)	(20,716)	($25,738)
Net Profit (Loss) for the Period	(46,454)	(20,716)	($25,738)

Net Profit (Loss) per Common Share	$(0.00)	$(0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding	6,055,000	6,055,000	6,055,000
Basic and diluted
See Accompanying Notes

Sekoya Holdings Ltd.

(A Development Stage Company)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on May 19, 2005, to October 31, 2006	For the Year Ended October 31, 2006	For the period May 19, 2005 (Inception Date) to October 31, 2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(46,454)	(20,716)	(25,738)
Changes in non-cash working capital items
Prepaid Expenses	(5,000)	(5,000)	-
Accounts payable accrued	19,800	16,100	3,700
Cash Used for operating activities	(31,654)	(9,616)	(22,038)

Financing Activities
Capital Stock subscribed	25,000	-	25,000
Loan from Shareholder	6,929	6,929	-
Total Funds from financing activities	31,929	6,929	25,000

Cash Increased (Decreased)
during the year	275	(2,687)	2,962

Cash, Beginning of Period	-	2,962	-
Cash, End of Period	275	275	2,962

See Accompanying Notes

Sekoya Holdings Lt.d

(A Nevada Corporation)

Statement of Stockholders' Equity

Accumulated for the period from date of inception, on May 19, 2005, to October 31, 2006

(Expressed in US dollars)

	Price Per Share	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Shares issued (August, 2005)	$0.001	5,000,000	5,000			5,000
Shares issued (August, 2005)	$0.01	600,000	600	5,400		6,000
Shares issued (August, 2005)	$0.01	350,000	350	3,150		3,500
Shares issued (August, 2005)	$0.10	105,000	105	10,495		10,500
Net Loss for the period from date of inception on May 19, 2005 to October 31, 2005					(25,738)	(25,738)
Balance October 31, 2005		6,055,000	6,055	18,945	(25,738)	(738)

Net Loss for the year ended October 31, 2006					(20,716)	(20,716)
Balance October 31, 2006		6,055,000	6,055	18,945	(46,454)	(21,454)
See Accompanying Notes

Sekoya Holdings Ltd.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Note 1.        INCORPORATION AND OPERATING ACTIVITIES

Sekoya Holdings Ltd. was incorporated on 19 May 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date, i.e., 19 May 2005.

At the period end, the Company is in the process of developing an online payment system for use in the Chinese online community.

These financial statements have been prepared on a going concern basis.  The Company has accumulated deficit of $47,654, (2005- $42,654), since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising form normal business operations when they come due.  Management plans to continue to provide for its working capital needs by seeking loans from its shareholders.  These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as going concern.

Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)                 Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into USA dollars at the period end exchange rate, non‑monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period.  Foreign currency translation adjustments are included in income.

b)                 Loss Per Share

Loss per share has been calculated based on the weighted average number of shares outstanding.

c)                 Fair Value of Financial Instruments

The respective carrying value of certain on‑balance sheet financial instruments approximate their fair values.  These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

d)                 Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.

e)                 Reporting on the costs of start-up activities

Statement of Position 98‑5 (SOP 98‑5), "Reporting on the Costs of Start‑Up Activities," which provides guidance on the financial reporting of start‑up costs and organizational costs, to be expensed as incurred. SOP 98‑5 is effective for fiscal years beginning after 15 December 1998.    With the adoption of SOP 98‑5, there has been little or no effect on the Company's financial statements.

f)                  Future Income Taxes

The company recognizes income taxes using an asset and liability approach.  Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to affect taxable income.

g)                 Year End

The Company has adopted 31 October as its fiscal year end.

Note 3.       GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has generated no revenues.  In order to obtain the necessary capital, the Company is in the process of raising funds from private placement subscriptions.  The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officer and director is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 4.        WEBSITE DEVELOPMENT

The Company adopted EITF 00-2, "Accounting for Website Development Costs", which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  For the period ended 31 October 2006, the Company accrued $5000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as at 31 October 2006.

Note 5.        RELATED PARTY TRANSACTIONS

During the fiscal period ended 31 October 2006 the Company received $6,929 of shareholder loans from the director of the Company.  The loan is unsecured, non-interest bearing and with no specific terms of repayment.

Note 6.        SHARE CAPITAL

Authorized ‑ 100,000,000 common shares with a par value of $0.001 per share

Issued ‑ 6,055,000 shares have been subscribed to, and which have not yet been certificated.  However, the By‑Laws of the company treat uncertificated shares as if the shares were certificated.  Accordingly, uncertificated shares subscribed to have the same rights as those share which have been certificated.