Form 10QSB
period 2007-04-30
Sekoya Holdings Ltd.
filed 2007-06-19
CIK 1347004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2007 was 6,055,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

Sekoya Holdings Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	April 30	October 31
	2007	2006
	(Unaudited - Prepared by Management)	(Audited)
ASSETS
Current Assets
Cash	58	275
Total Current Assets	58	275

Website Development Costs (See Note 4)	5,000	5,000
TOTAL ASSETS	5,058	5,275

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	22,000	19,800
Shareholder Loan	12,929	6,929
Total Liabilities	34,929	26,729

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000
Deficit	(54,871)	(46,454)
Total shareholders equity	(29,871)	(21,454)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	5,058	5,275

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

(A Development Stage Company)

(Expressed in US Dollars)

				Inception
				Date of
	Three Months	Three Months	For the Year	May 19,
	Ended	Ended	Ended	2005 to
	April 30, 2007	April 30, 2006	October 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)	(Unaudited - Prepared by Management)
	$	$	$	$

General and Administrative Expenses
Consulting and Professional fees	2,030	-	7,835	31,535
Filing Costs	3,000	-	12,000	14,000
Facilities costs	250	-	1,789	1,789
Bank charges and Interest	33	29	292	330

Loss and Deficit	(5,313)	(29)	(20,176)	(46,454)

Basic and Diluted Loss Per Share	($0.00)	($0.00)	($0.00)

Weighted average number of shares	6,055,000	6,055,000	6,055,000
Outstanding (Basic and diluted)

See Accompany Notes

Sekoya Holdings Ltd.

Statement of Cash Flows

(A Development Stage Company)

(Expressed in US Dollars)

				Inception
				Date of
	Three Months	Three Months	For the Year	May 19,
	Ended	Ended	Ended	2005 to
	April 30, 2007	April 30, 2006	October 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)	(Unaudited - Prepared by Management)
	$	$	$	$
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(5,313)	(29)	(20,716)	(46,454)
Changes in non-working capital items
Accounts Payable and Accrued Liabilities	(800)	(3,800)	16,100	19,800
Prepaid Expenses	-	-	(5,000)	(5,000)
			(9,616)	(31,654)
Financing Activities
Issuance of share capital	-	-	-	25,000
Shareholder Loan	-	4,429	6,929	6,929
			6,929	31,929

Cash increase (decrease) in cash	(6,113)	600	(2,687)	275

Cash and Cash Equivalents, Beginning	6,170	1,615	2,962	-
Cash and Cash Equivalents, Ending	58	2,215	275	275

See accompanying notes

Sekoya Holdings Ltd.

Notes to Financial Statements

For the Three Months Ended April 30, 2007

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED - PREPARED BY MANAGEMENT)

Note 1.        INCORPORATION AND OPERATING ACTIVITIES

Sekoya Holdings Ltd. was incorporated on 19 May 2005, under the laws of the State of Nevada, U.S.A. Operations, as a development stage company started on that date, i.e., 19 May 2005.

At the period end, the Company is in the process of developing an online payment system for use in the Chinese online community.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $54,871 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising form normal business operations when they come due.  Management plans to continue to provide for its working capital needs by seeking loans from its shareholders.  These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 4.        WEBSITE DEVELOPMENT

The Company adopted EITF 00-2, "Accounting for Website Development Costs", which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  For the period ended 31 October 2006, the Company accrued $5000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as at April 30, 2007.

Note 5.        RELATED PARTY TRANSACTIONS

During the fiscal period ended 31 October 2006, the Company received $6,929 of shareholder loans from the director of the Company.  The loan is unsecured, non-interest bearing and with no specific terms of repayment.

During the three months ended 31 January 2007, the Company received $6,000 of shareholder loans from the director of the Company. The loan is unsecured, non-interest bearing and with no specific terms of repyament.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Sekoya Holdings Ltd. ("Sekoya") intends to commence operations as an E-commerce company which will offer a type of internet payment network for the Asian market. Our concept is to offer a pre-paid cash cards, similar to that of a long distance phone card, which consumers will be able to use to make purchases on the internet with. Consumers will be able to purchase these pre-paid cash cards in various denominations with cash, at local brick and mortar retailers, such as convenient stores or department stores. The initial country we plan to introduce our product to is China. We currently have signed a contract with a programmer to create and develop the initial phase of our website, icash.com.cn.

Results of Operations

Sekoya has not generated any revenue for the quarter ended April 30, 2007.

The Company experienced general and administration expenses of $5,313 for the quarter ended April 30, 2007, compared to $29 for the quarter ended January 31, 2006. The majority of these expenses were related to paying for the Company's rent for office space and professional expenses related to the review of the Company's financial statements. The Company is continuing its efforts to raise additional capital in order to proceed with the Company's business plan. Management foresees that the Company will be unable to proceed further with its intended business without additional outside financing. As of the date of this filing, the Company has been unsuccessful in generating interest from any financiers.

For the quarter ended April 30, 2007, the company experienced a net loss for the quarter ended April 30, 2007 of $5,313 compared to a net loss for quarter ended April 30, 2007 of $29.

Liquidity and Capital Resources

During the three month period ended April 30, 2007, the Company satisfied its working capital needs by cash received from a shareholder loan made by the Company's president. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. June 18, 2007

June 18, 2007	/s/ "Shirley Wong"
Ms. Shirley Wong, President