Form 10QSB/A
period 2007-01-31
Sekoya Holdings Ltd.
filed 2007-12-10
CIK 1347004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB/A

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

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	January 31	October 31
	2007	2006
	(Unaudited - Prepared by Management)	(Audited)
ASSETS
Current Assets
Cash	340	275
Total Current Assets	340	275

Website Development Costs (See Note 4)	5,000	5,000
TOTAL ASSETS	5,340	5,275

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	19,000	19,800
Shareholder Loan	12,929	6,929
Total Liabilities	31,929	26,729

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000
Deficit	(51,589)	(46,454)
Total shareholders equity	(26,589)	(21,454)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	5,340	5,275

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

(A Development Stage Company)

(Expressed in US Dollars)

				Inception
				Date of
	Three Months	Three Months	For the Year	May 19,
	Ended	Ended	Ended	2005 to
	January 31, 2007	January 31, 2006	October 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)	(Unaudited - Prepared by Management)
	$	$	$	$

General and Administrative Expenses
Consulting and Professional fees	2,080	200	7,835	31,535
Filing Costs	3,000	3,000	12,000	14,000
Facilities costs	-	-	1,789	1,789
Bank charges and Interest	55	147	292	330

Loss and Deficit	(5,135)	(3,347)	(20,176)	(46,454)

Deficit - Beginning of Period	46,454	-	25,738
Deficit - End of Period	51,589	3,347	46,454

Basic and Diluted Loss Per Share	(0.001)	(0.001)	(0.003)

Weighted average number of shares	6,055,000	6,055,000	6,055,000
Outstanding (Basic and diluted)

See Accompany Notes

Sekoya Holdings Ltd.

Statement of Cash Flows

(A Development Stage Company)

(Expressed in US Dollars)

				Inception
				Date of
	Three Months	Three Months	For the Year	May 19,
	Ended	Ended	Ended	2005 to
	January 31, 2007	January 31, 2006	October 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)	(Unaudited - Prepared by Management)
	$	$	$	$
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(5,135)	(3,347)	(20,716)	(46,454)
Changes in non-working capital items
Accounts Payable and Accrued Liabilities	(800)	2,000	16,100	19,800
Prepaid Expenses	-	-	(5,000)	(5,000)
	(5,935)	(1,347)	(9,616)	(31,654)
Financing Activities
Issuance of share capital	-	-	-	25,000
Shareholder Loan	6,000	-	6,929	6,929
	6,000	-	6,929	31,929

Cash increase (decrease) in cash	65	(1,347)	(2,687)	275

Cash and Cash Equivalents, Beginning	275	2,962	2,962	-
Cash and Cash Equivalents, Ending	340	1,615	275	275

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

> These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $51,589 (2005- $46,454) since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising form normal business operations when they come due.  Management plans to continue to provide for its working capital needs by seeking loans from its shareholders.  These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)                 Foreign Currency Translation

> Monetary assets and liabilities denominated in foreign currencies are translated into USA dollars at the period end exchange rate, non‑monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period.  Foreign currency translation adjustments are included in income.

b)                 Loss Per Share

> Loss per share has been calculated based on the weighted average number of shares outstanding.

c)                 Fair Value of Financial Instruments

> The respective carrying value of certain financial instruments approximate their fair values.  These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

d)                 Use of Estimates

> The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.

e)                 Reporting on the costs of start-up activities

>Statement of Position 98‑5 (SOP 98‑5), "Reporting on the Costs of Start‑Up Activities," which provides guidance on the financial reporting of start‑up costs and organizational costs, to be expensed as incurred. SOP 98‑5 is effective for fiscal years beginning after 15 December 1998.    With the adoption of SOP 98‑5, there has been little or no effect on the Company's financial statements.

f)                  Future Income Taxes

>The company recognizes income taxes using an asset and liability approach.  Future income tax assets and liabilities are computed annually for differences between the financial statements and bases using enacted tax laws and rates applicable to the periods in which the differences are expressed to affect taxable income.

g)                 Year End

>The Company has adopted 31 October as its fiscal year end.

Note 3.       GOING CONCERN

>The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has generated no revenues.  In order to obtain the necessary capital, the Company is in the process of raising funds from private placement subscriptions.  The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

>The officer and director is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 4.        WEBSITE DEVELOPMENT

>The Company adopted EITF 00-2, "Accounting for Website Development Costs", which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  For the period ended 31 October 2006, the Company accrued $5000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as at 31 January 2007.

Note 5.        RELATED PARTY TRANSACTIONS

> During the fiscal period ended 31 October 2006, the Company received $6,929 of shareholder loans from the director of the Company.  The loan is unsecured, non-interest bearing and with no specific terms of repayment.

> During the three months ended 31 January 2007, the Company received $6,000 of shareholder loans from the director of the Company. The loan is unsecured, non-interest bearing and with no specific terms of repyament.

Note 6.        SHARE CAPITAL

Authorized ‑ 100,000,000 common shares with a par value of $0.001 per share

>Issued ‑ 6,055,000 shares have been subscribed to, and which have not yet been certificated.  However, the By‑laws of the company treat un-certificated shares as if the shares were certificated.  Accordingly, un-certificated shares subscribed to have the same rights as those share which have been certificated.

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

The Company experienced general and administration expenses of $5,135 for the quarter ended January 31, 2007, compared to $3,347 for the quarter ended January 31, 2006. The majority of these expenses were related to paying for the Company's rent for office space. The Company is continuing its efforts to raise additional capital in order to proceed with the Company's business plan. Management foresees that the Company will be unable to proceed further with its intended business without additional outside financing. As of the date of this filing, the Company has been unsuccessful in generating interest from any financiers.

For the quarter ended January 31st, 2007, the company experienced a net loss of $5,135 compared to a net loss of $3,347 in 2006.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. December 10, 2007

December 10, 2007	/s/ "Shirley Wong"
Ms. Shirley Wong, President