Form 10QSB/A
period 2007-04-30
Sekoya Holdings Ltd.
filed 2007-12-10
CIK 1347004

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2007 was 6,055,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

Sekoya Holdings Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	April 30	October 31
	2007	2006
	(Unaudited - Prepared by Management)	(Audited)
ASSETS
Current Assets
Cash	58	275
Total Current Assets	58	275

Website Development Costs (See Note 4)	5,000	5,000
TOTAL ASSETS	5,058	5,275

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	22,001	19,800
Shareholder Loan	12,929	6,929
Total Liabilities	34,930	26,729

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000
Deficit	(54,872)	(46,454)
Total shareholders equity	(29,872)	(21,454)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	5,058	5,275

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

(A Development Stage Company)

(Expressed in US Dollars)

				Inception
				Date of
	Three Months	Three Months	For the Year	May 19,
	Ended	Ended	Ended	2005 to
	April 30, 2007	April 30, 2006	October 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)	(Unaudited - Prepared by Management)
	$	$	$	$

General and Administrative Expenses
Consulting and professional fees	150	-	7,835	31,535
Facilities costs	3,000	-	12,000	14,000
Filing costs	100	-	1,789	1,789
Bank charges and interest	33	29	292	330

Loss and Deficit	(3,283)	(29)	(20,176)	(46,454)

Deficit - Beginning of Period	51,589	3,347	25,738
Deficit - End of Period	54,872	3,376	46,454

Basic and Diluted Loss Per Share	(0.001)	(0.000)	(0.003)

Weighted average number of shares	6,055,000	6,055,000	6,055,000
Outstanding (Basic and diluted)

See Accompany Notes

Sekoya Holdings Ltd.

Statement of Cash Flows

(A Development Stage Company)

(Expressed in US Dollars)

				Inception
				Date of
	Three Months	Three Months	For the Year	May 19,
	Ended	Ended	Ended	2005 to
	April 30, 2007	April 30, 2006	October 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)	(Unaudited - Prepared by Management)
	$	$	$	$
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(3,283)	(29)	(20,716)	(46,454)
Changes in non-working capital items
Accounts Payable and Accrued Liabilities	3,001	(3,800)	16,100	19,800
Prepaid Expenses	-	-	(5,000)	(5,000)
			(9,616)	(31,654)
Financing Activities
Issuance of share capital	-	-	-	25,000
Shareholder Loan	-	4,429	6,929	6,929
			6,929	31,929

Cash increase (decrease) in cash	(282)	600	(2,687)	275

Cash and Cash Equivalents, Beginning	340	1,615	2,962	-
Cash and Cash Equivalents, Ending	58	2,215	275	275

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

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $54,872 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising form normal business operations when they come due.  Management plans to continue to provide for its working capital needs by seeking loans from its shareholders.  These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company experienced general and administration expenses of $3,283 for the quarter ended April 30, 2007, compared to $29 for the quarter ended April 30, 2006. The majority of these expenses were related to paying for the Company's rent for office space and professional expenses related to the review of the Company's financial statements. The Company is continuing its efforts to raise additional capital in order to proceed with the Company's business plan. Management foresees that the Company will be unable to proceed further with its intended business without additional outside financing. As of the date of this filing, the Company has been unsuccessful in generating interest from any financiers.

For the quarter ended April 30, 2007, the company experienced a net loss for the quarter ended April 30, 2007 of $3,283 compared to a net loss for quarter ended April 30, 2007 of $29.

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