Form 10QSB/A
period 2007-07-31
Sekoya Holdings Ltd.
filed 2007-12-10
CIK 1347004

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

2

Part I - FINANCIAL INFORMATION

Sekoya Holdings Ltd.

Balance Sheet

(A Development Stage Company)

(Expressed in US Dollars)

(Unaudited Prepared by Management)

	July 31	October 31
	2007	2006
	(Unaudited - Prepared by Management)	(Audited)
ASSETS
Current Assets
Cash	300	275
Total Current Assets	300	275

Website Development Costs (See Note 4)	5,000	5,000
TOTAL ASSETS	5,300	5,275

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	25,001	19,800
Shareholder Loan	13,529	6,929
Total Liabilities	38,530	26,729

SHAREHOLDER'S EQUITY
Share Capital (Note 5)	25,000	25,000
Deficit	(58,230)	(46,454)
Total shareholders equity	(33,229)	(21,454)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	5,300	5,275

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

(A Development Stage Company)

(Expressed in US Dollars)

			Inception
			Date of
	Three Months	Three Months	May 19,
	Ended	Ended	2005 to
	July 31, 2007	July 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)
	$	$	$

General and Administrative Expenses
Consulting and Professional fees	-	3,835	31,535
Filing Costs	325	289	14,000
Facilities costs	3,000	-	1,789
Bank charges and Interest	33	84	330

Loss and Deficit	(3,358)	(4,208)	(46,454)

Deficit - Beginning of Period	54,872	3,376
Deficit - End of Period	58,230	7,584

Basic and Diluted Loss Per Share	(0.001)	(0.001)

Weighted average number of shares	6,055,000	6,055,000
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

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $58,230 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising form normal business operations when they come due.  Management plans to continue to provide for its working capital needs by seeking loans from its shareholders.  These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 7.        SUBSEQUENT EVENTS

Sekoya Holdings Ltd.(Sekoya) and MyECheck, Inc. (MEC), a private Delaware corporation, have entered into an  Acquisition and Share Exchange Agreement which, subject to regulatory approval and other closing conditions, provides for the acquisition of all of the issued and outstanding shares and rights to purchase shares of MEC by Sekoya, resulting in MEC becoming a wholly owned subsidiary of Sekoya .  Upon closing of the transaction, MEC shareholders will be issued common shares in the capital stock of Sekoya, equal  to 60% of the issued and outstanding shares of Sekoya.   Sekoya shareholders would  retain shares equal to 40% of the final issued and outstanding shares of Sekoya.  Upon completion of the transaction , Sekoya will change its name to MyECheck Inc., The management of MyECheck Inc., will remain  the same as the current management of MEC and the members of the Board of Directors of MEC will constitute the majority of the Board of Directors of the combined entity. MEC and Sekoya are both engaged in the payment processing business with MEC having developed and implemented a patent pending process that enables consumers and businesses to purchase online, using checks as the preferred payment instrument.

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