Form 10QSB/A
period 2007-07-31
Sekoya Holdings Ltd.
filed 2008-01-22
CIK 1347004

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of July 31, 2007 was 151,375,000.

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

Approved by the Director
"Shirley Wong" Director

See Accompanying Notes

Sekoya Holdings Ltd.

Statement of Operations

(A Development Stage Company)

(Expressed in US Dollars)

			Inception
			Date of
	Three Months	Three Months	May 19,
	Ended	Ended	2005 to
	July 31, 2007	July 31, 2006	October 31, 2006
	(Unaudited - Prepared by Management)	(Unaudited - Prepared by Management)	(Audited)
	$	$	$

General and Administrative Expenses
Consulting and Professional fees	-	3,835	31,535
Filing Costs	325	289	14,000
Facilities costs	3,000	-	1,789
Bank charges and Interest	33	84	330

Loss and Deficit	(3,358)	(4,208)	(46,454)

Deficit - Beginning of Period	54,872	3,376
Deficit - End of Period	58,230	7,584

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number of shares	151,375,000	151,375,000
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

Note 6.        SHARE CAPITAL

Authorized ‑ 200,000,000 common shares with a par value of $0.001 per share

Issued ‑ 151,375,000 shares have been subscribed to, and which have not yet been certificated.  However, the By‑Laws of the company treat uncertificated shares as if the shares were certificated.  Accordingly, uncertificated shares subscribed to have the same rights as those share which have been certificated.

Note 7.        OTHER EVENTS

On May 18, 2007, the Board of Directors of Sekoya Holdings Ltd. declared a 25 for 1 forward stock split to the stockholders of record as of May 28, 2007. As a result of the forward stock split, there are 151,375,000 shares of common stock issued and outstanding in Sekoya Holdings Ltd. As a result, all share and per share amounts have been retroactively restated.

Note 8.        SUBSEQUENT EVENTS

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

Other Information

Stock Split

On May 18, 2007, our Board of Directors declared a 25 for 1 forward stock split to our stockholders of record as of May 28, 2007. As a result of the forward stock split, we now have 151,375,000 shares of common stock issued and outstanding.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. January 22, 2008

January 22, 2008	/s/ "Shirley Wong"
Ms. Shirley Wong, President