Form 10KSB
period 2007-10-31
Sekoya Holdings Ltd.
filed 2008-02-12
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended October 31, 2007

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
(Address of principal executive office)

604-269-6622
(Issuer's telephone number)

N/A
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
	Yes [x]	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB
[ ]

Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [x]	No [ ]

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of October 31, 2007 is $2,637,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of October 31, 2007, there are 151,375,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No[x]

SEKOYA HOLDINGS LTD.

FORM 10-KSB

For the Fiscal Year ended October 31, 2007

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

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SEKOYA HOLDINGS, INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Sekoya Holdings Ltd. was incorporated in the state of Nevada on May 19, 2005. Sekoya has entered into a merger agreement with MyECheck, Inc., a Delaware corporation, described in our Report on Form 8-K filed February 7, 2008, and incorporated herein by reference.

Our principal executive offices are located at 916 West Broadway Street, Vancouver, British Columbia and our telephone number is (604) 710-9330. Our fiscal year end is October 31.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 916 West Broadway Street, Vancouver, British Columbia, Canada, V5Z 1K7. Our telephone number is (604) 710-9330.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Razor Resources Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended October 31, 2007.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "MYEC". Our common stock has been listed on the OTC Bulletin Board since October 2006. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of the common stock for each of the quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	Bid Prices
Year Ended October 31, 2007	High	Low
October 1, 2006 to December 31, 2006	-	-
January 1, 2007 to March 31, 2007	-	-
April 1, 2007 to June 30, 2007	-	-
July 1, 2007 to October 31, 2007	-	-

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 151,375,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of October 31, 2007, the approximate number of holders of Common Stock of the Company is 32.

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

Overview

Sekoya Holdings Ltd. was incorporated in the state of Nevada on May 19, 2005. Sekoya has entered into a merger agreement with MyECheck, Inc., a Delaware corporation, described in our Report on Form 8-K filed February 7, 2008, and incorporated herein by reference.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended October 31, 2007 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $12,576 for the fiscal period ended October 31, 2007. This is compared to general and administrative expenses totaling $12,881 for the fiscal period ended October 31, 2006. This decrease in general and administrative expenses is largely attributed to the impairment of the Company's web development asset. The impairment expense incurred is expected to be a one-time fee and management does not expect them to be recurring in the future.

We experienced a net loss of $19,806 for the fiscal period ended October 31, 2007 compared to a net loss of $20,716 for the fiscal period ended October 31, 2006.

Liquidity and Capital Resources

As of October 31, 2007, the Company had cash of $269. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Berman and Company, P.A. for the fiscal period ended October 31, 2007 and Gordon K.W. Gee Ltd. for the fiscal period ended October 31, 2006. There have been no changes in or disagreements with Berman and Company, P.A. and Gordon K.W. Gee Ltd. on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Shirley Wong	43	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of October 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2007.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of October 31, 2007.

Berman & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending October 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Shirley Wong	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class

Shirley Wong	125,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	82.58%

All officers and directors as a Group (1 person)			82.58%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Shirley Wong, our president and a member of the board of directors in August 2005, in consideration of 5,000.

Item 13: Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (incorporated by refernce to the Form 10-SB filed with the Securities and Exchange Commission on January 18, 2006)

3.2*	Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 18, 2006)

10	Acquisition and Share Exchange Agreement (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 7, 2008

14	Code of Ethics

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

2007 - $12,000         Berman & Company, P.A.

2007 - $1,525           Gordon K.W. Gee, Ltd.

2006 - $5,280           Gordon K.W. Gee, Ltd.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0           Gordon K.W. Gee, Ltd./ Berman & Company, P.A.

2006 - $0           Gordon K.W. Gee, Ltd

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0           Gordon K.W. Gee, Ltd./ Berman & Company, P.A.

2006 - $0           Gordon K.W. Gee, Ltd

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0           Gordon K.W. Gee, Ltd./ Berman & Company, P.A.

2006 - $0           Gordon K.W. Gee, Ltd

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2008

Sekoya Holdings Ltd.

(Registrant)

By: /s/ Shirley Wong

Shirley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Shirley Wong	President, CEO, Secretary, Treasurer and	February 12, 2008
Shirley Wong	Director

SEKOYA HOLDINGS, LTD.
(A Development Stage Company)
Financial Statements
October 31, 2007

CONTENTS
Page(s)

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheet - As of October 31, 2007	2

Statements of Operations -
For the years ended October 31, 2007 and 2006 and for the period from
May 19, 2005 (inception) to October 31, 2007	3

Statements of Changes in Stockholders’ Deficit -
For the years ended October 31, 2007 and 2006 and for the period from
May 19, 2005 (inception) to October 31, 2007	4

Statements of Cash Flows -
For the years ended October 31, 2007 and 2006 and for the period from
May 19, 2005 (inception) to October 31, 2007	5

Notes to Financial Statements	6-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Sekoya Holdings, Ltd.

We have audited the accompanying balance sheet of Sekoya Holdings, Ltd. (“the Company”) (a development stage company) as of October 31, 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from May 19, 2005 (inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sekoya Holdings, Ltd. as of October 31, 2006 were audited by other auditors whose report dated January 25, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sekoya Holdings, Ltd. as of October 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from May 19, 2005 (inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $19,806 and net cash used in operations of $6,606 for the year ended October 31, 2007 and a working capital deficit of $41,260, stockholders’ deficit of $41,260 and a deficit accumulated during the development stage of $66,260 at October 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
January 18, 2008

Sekoya Holdings, Ltd.
(A Development Stage Company)
Balance Sheet
October 31, 2007

ASSETS

Current Assets
Cash	$269
Total Current Assets	269

Total Assets	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$28,000
Loans payable - related party	13,529
Total Current Liabilities	41,529

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
151,375,000 shares issued and outstanding	151,375
Additional paid in capital	(126,375)
Deficit accumulated during the development stage	(66,260)
Total Stockholders' Deficit	(41,260)

Total Liabilities and Stockholders' Deficit	$269

See accompanying notes to audited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Statements of Operations

			For the period from
	For the years ended October 31,		May 19, 2005 (inception) to
	2007	2006	October 31, 2007

Sales	$-	$-	$-

Operating Expenses
General and administrative	12,576	12,881	28,695
Professional fees	2,230	7,835	32,565
Impairment loss - website development costs	5,000	-	5,000
Total Operating Expenses	19,806	20,716	66,260

Loss from Operations	(19,806)	(20,716)	(66,260)

Net Loss	$(19,806)	$(20,716)	$(66,260)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - basic and diluted	151,375,000	151,375,000	150,410,147

See accompanying notes to audited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
For the Years Ended October 31, 2007 and 2006 and for the Period from May 19, 2005 (Inception) to October 31, 2007

				Deficit
				Accumulated
	Common Stock, $0.001		Additional	During	Total
	Par Value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for cash - founder shares - related party ($0.00004/share)	125,000,000	$125,000	$(120,000)	$-	$5,000

Issuance of common stock for cash ($0.0004/share)	23,750,000	23,750	(14,250)	-	9,500

Issuance of common stock for cash ($0.004/share)	2,625,000	2,625	7,875	-	10,500

Net Loss, 2005	-	-	-	(25,738)	(25,738)

Balance, October 31, 2005	151,375,000	151,375	(126,375)	(25,738)	(738)

Net Loss, 2006	-	-	-	(20,716)	(20,716)

Balance, October 31, 2006	151,375,000	151,375	(126,375)	(46,454)	(21,454)

Net Loss, 2007	-	-	-	(19,806)	(19,806)

Balance, October 31, 2007	151,375,000	$151,375	$(126,375)	$(66,260)	$(41,260)

See accompanying notes to audited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Statements of Cash Flows

			For the period from
	For the Years Ended October 31,		May 19, 2005 (inception) to
	2007	2006	October 31, 2007
Cash Flows from Operating Activities:
Net loss	$(19,806)	$(20,716)	$(66,260)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss - website development costs	5,000	-	5,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	-	(5,000)	(5,000)
Increase (decrease) in:
Accounts payable	8,200	16,100	28,000
Net Cash Used in Operating Activities	(6,606)	(9,616)	(38,260)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from loans payable - related party	6,600	6,929	13,529
Net Cash Provided by Financing Activities	6,600	6,929	38,529

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	(2,687)	269

Cash and Cash Equivalents - Beginning of Period	275	2,962	-

Cash and Cash Equivalents - End of Period	$269	$275	$269

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to audited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Sekoya Holdings Ltd. (the "Company") was incorporated in Nevada on May 19, 2005.

The Company is in the process of developing an online payment system for use in the Chinese online community.

The Company's fiscal year end is October 31.
Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt financing, and the further development of the business plan.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

A significant estimate in 2007 and 2006 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At October 31, 2007, the Company had no cash equivalents.

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. The type of costs incurred by the Company in developing its web site included the price of computer software purchased from third parties. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the web site.

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

The Company makes ongoing evaluations of the recoverability of its capitalized web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values. At October 31, 2007, the Company determined that since the website was non-operational and could not generate any revenues, the previously capitalized website development costs were no longer recoverable; an impairment loss of $5,000 was recorded and charged to the statement of operations.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At October 31, 2007 and 2006, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation since inception.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,806 and net cash used in operations of $6,606 for the year ended October 31, 2007 and a working capital deficit of $41,260, stockholders’ deficit of $41,260 and an accumulated deficit during the development stage of $66,260 at October 31, 2007. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Note 3 Loans Payable

On October 31, 2006 the Company’s Chairperson advanced working capital funds totaling $6,929. The advance was non-interest bearing, unsecured and due on demand.

On January 31, 2007 the Company’s Chairperson advanced working capital funds totaling $6,000. The advance was non-interest bearing, unsecured and due on demand.

On July 31, 2007 the Company’s Chairperson advanced working capital funds totaling $600. The advance was non-interest bearing, unsecured and due on demand.

All advances represent a 100% concentration in debt financing.

Note 4 Stockholders’ Equity

In 2005, the Company issued 125,000,000 shares of common stock to its Chairman and Founder for $5,000 ($0.00004/share).

In 2005, the Company issued 23,750,000 shares of common stock for $9,500 ($0.0004/share).

In 2005, the Company issued 2,625,000 shares of common stock for $10,500 ($0.004/share).

On May 28, 2007, the Company’s Board of Directors authorized a 25 for 1 forward stock split. All share and per share amounts in the accompanying financial statements have been retroactively restated.

Note 5 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $61,260 at October 31, 2007 expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Significant deferred tax assets at October 31, 2007 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$22,446
Total deferred tax assets	22,446
Less: valuation allowance	(22,446)
Net deferred tax asset recorded	-

The valuation allowance at October 31, 2006 was $17,021. The net change in valuation allowance during the year ended October 31, 2007 was an increase of $5,425. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2007.

The actual tax benefit differs from the expected tax benefit for the years ended October 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for state income taxes, a blended rate of 36.64%) as follows:

	October 31, 2007	October 31, 2006

Expected tax expense (benefit) - Federal	$(6,465)	$(6,762)
Expected tax expense (benefit) - State	(792)	(829)
Non-deductible impairment loss	1,832	-
Change in valuation allowance	5,425	10,238
Actual tax expense (benefit)	$-	$-

