Form 10-Q
period 2008-01-31
Myecheck Inc.
filed 2008-03-14
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 1100 - 475 Howe Street

Vancouver, British Columbia, Canada, V6C 2B3

(Address of principal executive offices with zip code)

604-801-5995

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐ Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of March 12, 2008 there were 151,375,000 shares of the registrant’s common stock outstanding

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1: FINANCIAL INFORMATION	3

ITEM 1: FINANCIAL STATEMENTS	3

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II OTHER INFORMATION	14

ITEM 1 LEGAL PROCEEDINGS

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

SIGNATURES	15

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SEKOYA HOLDINGS, LTD.
(A Development Stage Company)
Financial Statements
January 31, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of January 31, 2008 (Unaudited) and October 31, 2007 (Audited)	5

Statements of Operations -
For the Three Months Ended January 31, 2008 and 2007 and for the Period from
May 19, 2005 (inception) to January 31, 2008 (Unaudited)	6

Statements of Cash Flows -
For the Three Months Ended January 31, 2008 and 2007 and for the Period from
May 19, 2005 (inception) to January 31, 2008 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-12

Sekoya Holdings, Ltd.
(A Development Stage Company)
Balance Sheets

	January 31, 2008	October 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$269	$269
Total Current Assets	269	269

Total Assets	$269	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$23,145	$28,000
Loans payable - related party	22,729	13,529
Total Current Liabilities	45,874	41,529

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized 151,375,000 shares issued and outstanding	151,375	151,375
Additional paid in capital	(126,375)	(126,375)
Deficit accumulated during the development stage	(70,605)	(66,260)
Total Stockholders' Deficit	(45,605)	(41,260)

Total Liabilities and Stockholders' Deficit	$269	$269

See accompanying notes to unaudited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Period from May 19, 2005 (inception) to
	2008	2007	January 31, 2008

Revenues	$-	$-	$-

Operating Expenses
General and administrative	264	2,080	28,959
Professional fees	4,081	3,055	36,646
Impairment loss - website development costs	-	-	5,000
Total Operating Expenses	4,345	5,135	70,605

Loss from Operations	(4,345)	(5,135)	(70,605)

Net Loss	$(4,345)	$(5,135)	$(70,605)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	151,375,000	151,375,000	150,504,379

See accompanying notes to unaudited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31,		For the Period from May 19, 2005 (inception) to
	2008	2007	January 31, 2008
Cash Flows from Operating Activities:
Net loss	$(4,345)	$(5,135)	$(70,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss - website development costs	-	-	5,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	-	-	(5,000)
Increase (decrease) in:
Accounts payable	145	(800)	28,145
Net Cash Used in Operating Activities	(4,200)	(5,935)	(42,460)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from loans payable - related party	4,200	6,000	17,729
Net Cash Provided by Financing Activities	4,200	6,000	42,729

Net Increase in Cash	-	65	269

Cash - Beginning of Period	269	275	-

Cash - End of Period	$269	$340	$269

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing activities:
Accrued liability repaid by sole stockholder	$5,000	$-	$5,000

See accompanying notes to unaudited financial statements

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
(Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending October 31, 2007, included in the Company's Form 10-KSB.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Sekoya Holdings, Ltd. (the "Company") was incorporated in Nevada on May 19, 2005.

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

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
(Unaudited)
Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2008, the Company had no cash equivalents.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At January 31, 2008 and 2007, and for the period from May 19, 2005 (inception) to January 31, 2008, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation since inception.

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
(Unaudited)

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
January 31, 2008
(Unaudited)

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

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,345 and net cash used in operations of $4,200 for the three months ended January 31, 2008 and a working capital deficit of $45,605, stockholders’ deficit of $45,605 and an accumulated deficit during the development stage of $70,605 at January 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Sekoya Holdings, Ltd.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
(Unaudited)

Note 3 Loans Payable

On October 31, 2006, January 31, 2007, July 31, 2007 and January 31, 2008, the Company’s Chairperson advanced $6,929, $6,000, $600 and $4,200, respectively. The advances were non-interest bearing, unsecured and due on demand.

On January 31, 2008, the Company’s Chairperson paid a vendor $5,000. The payment made personally by the Chairperson has been included as a component of the loans payable account. The payment made on behalf of the Company is non-interest bearing, unsecured and due on demand.

All advances represent a 100% concentration in debt financing.

Note 4 Stockholders’ Deficit

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

Note 5 Subsequent Event

Merger Agreement

The Company and MyECheck, Inc., (“MEC”) a Delaware corporation entered into a Merger Agreement in November 2007, which has been amended and restated as of February 4, 2008. The merger is expected to close in March 2008. The transaction is being treated as a reverse acquisition and recapitalization of MEC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Myecheck, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2008. Because of the merger with MyECheck Inc., a Delaware corporation (Myecheck) that provides electronic check image and processing services, historic operations will not be predictive of future operations. With respect to the merger of the Company with Myecheck (in which the operations of MyEcheck will be continued, although the Company is the surviving corporation), investors are referred to the Company’s Report on Form 8-K filed February 7, 2008, which disclosures are hereby incorporated by reference.

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

Overview

The Company originally intended to commence operations as an E-commerce company which will offer a type of internet payment network for the Asian market. In connection with that intention, it signed a contract with a programmer to create and develop the initial phase of its website, icash.com.cn.

Results of Operations

The Company never generated any revenues, including for the quarter ended January 31, 2008.

The Company experienced general and administration expenses of $264 for the quarter ended January 31, 2008, compared to $2,080 for the quarter ended January 31, 2007. The majority of these expenses were related to paying for the Company's rent for office space. The Company’s expenses for professional services were $4,081 for the quarter ended January 31, 2008, compared to $3,055 for the quarter ended January 31, 2007.

The Company ceased its efforts to raise additional capital in order to proceed with the Company's original business of conducting E-commerce in the Asian market.

For the quarter ended January 31, 2008, the company experienced a net loss for the quarter ended January 31, 2008 of $4,345 compared to a net loss for quarter ended January 31, 2007 of $5,135.

Liquidity and Capital Resources

During the three month period ended January 31, 2008, the Company satisfied its working capital needs by cash received from a shareholder loan made by the Company's president, some of the proceeds of which were used to pay outstanding obligations of the Company. Following the merger, the Company expects to rely on cash from operations and outside financings to provide liquidity for its operations. At January 31, 2008, the Company had $269 on hand.

Other Information

Stock Split

On May 18, 2007, our Board of Directors declared a 25 for 1 forward stock split to our stockholders of record as of May 28, 2007. As a result of the forward stock split, as of January 31, 2008,, the Company had 151,375,000 shares of common stock issued and outstanding. All share and per share amounts in the accompanying financial statements were retroactively restated.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures

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

PART II: OTHER INFORMATION

ITEMS 1, 2, 3, 4 , AND 5 ARE INAPPLICABLE.

ITEM 6 EXHIBITS

(a) Exhibits
Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. March 14, 2008

March 14, 2008	/s/ "Shirley Wong"
Ms. Shirley Wong, President and Chief Financial Officer