Form 10KSB
period 2007-12-31
Myecheck Inc.
filed 2008-03-31
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000 - 51977

MyECheck, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1884354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

1190 Suncast Lane, Suite 5
El Dorado Hills, CA 95762
(Address of principal executive offices)

(916) 932-0900
(Issuer's telephone number)

Former Address: 916 West Broadway Street, Vancouver, British Columbia, V5Z 1K7
Former fiscal year: December 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB      ☒

Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year - $46,051

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates (27,574,980 shares) computed by reference as of March 25, 2008 is $137,599,150.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 25, 2008, there are 67,937,500 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

MyECheck, Inc.

FORM 10-KSB

For the Fiscal Year ended December 31, 2007

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF MYECHECK, INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1. Description of Business

Business Summary

MyECheck, Inc. (“MyECheck” or the “Company”) is an early stage company engaged in the payment processing industry; specifically MyECheck provides electronic check image (“e-check”) services to merchants, payment services providers, banks and other businesses. MyECheck was founded and incorporated in Delaware in October 2004 to capitalize on opportunities created by the passing of The Check Clearing for the 21st Century Act (“Check 21”). MyECheck has commenced formal business operations and is generating revenue.

MyECheck was created to satisfy the demand for an alternative payment solution to credit and debit cards for online commerce. MyECheck has developed and utilizes a proprietary method of creating and clearing Remotely Created Check (“RCC”) images on behalf of its e-commerce customers, having successfully implemented its proprietary RCC service that enables companies to accept real-time check payments from consumers and businesses online or over a telephone.

MyECheck provides additional services to support its RCC service including fraud loss prevention services. MyECheck also provides a number of services such as check remittance processing and remote deposit capture (“RDC”) services for brick and mortar companies, such as banks and retailers.

Revenue is generated from transaction fees charged to companies that contract with MyECheck to utilize the Company’s services. MyECheck has experienced month over month revenue growth the last 4 months of 2007 and management believes that it will be possible for MyECheck to be generating positive operating cash flows within the second calendar quarter of 2008. As of January 2008, MyECheck had secured an initial group of merchant contracts and was working to close additional pending agreements.

MyECheck entered into a merger agreement with Sekoya Holdings Ltd., a Nevada corporation in November 2007, amended and restated February 4, 2008. The merger was effective March 14, 2008. Shareholders of Sekoya at the time of the merger would own approximately 40% of the shares of the surviving company and shareholders of MyECheck would own approximately 60% of the surviving company, with all parties being diluted by additional financing to be completed following the Merger (excluding 2,000,000 shares to be held in escrow as remedies for breaches of the Merger Agreement)

About Check 21

Check 21 was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which permits banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check is the legal equivalent of the original check and includes all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create substitute checks.

Summary History of MyECheck

MyECheck started processing transactions on version one of its software platform in July of 2005 and continued through March of 2006, after which it ceased processing in order to further develop and refine its service offerings.

During the period from March of 2006 through September 2007, MyECheck redesigned and developed its software platform to better suit the demands of its prospective customers and to ensure the accurate performance of the software.

MyECheck has been sponsored by First Regional Bank, and successfully completed approval and check image file (ANSI X9.37) testing with the Federal Reserve Bank in the second quarter of 2007.

Version two of its software platform was launched in September of 2007 and MyECheck has been steadily ramping up transaction volume on the system since then.

The Services of MyECheck

MyECheck offers comprehensive, easily implemented solutions that include real-time check authorization, payment guarantee, check image creation and clearing and complete online reporting. Set out below are services that MyECheck provides and intends to provide as part of its business plan.

Remotely Created Check Service

Internet merchants and other companies wishing to accept payments online or over a telephone (“Merchants”) can directly integrate with MyECheck’s payment engine. Payor check data is collected by the Merchant either at the Merchant’s website or over the telephone, and is transmitted in real-time to MyECheck for processing.

MyECheck uses patent pending technology to generate RCCs in accordance with the Federal Reserve Check 21 specification. RCC images are formatted and are transmitted in near real-time to banks, or more commonly directly to the Federal Reserve for clearing on behalf of MyECheck’s partner bank(s).

MyECheck believes that its RCC service overcomes many of the shortcomings of Automated Clearing House (“ACH”) based e-check systems and cost-effectively provides higher transaction success rates, faster funds clearing and fewer returned items.

MyECheck believes that it is positioned to capture a significant market share of the alternative payments industry with a viable alternative payment method for online payments. Compared to other online payment methods, MyECheck works with more consumers, with the ability to guarantee payments at rates lower than non-guaranteed card processing rates.

Check Authorization Service

MyECheck offers Check Authorization Service which enables merchants to verify consumer provided data, check the status of the customer’s bank account, provide evidence that the consumer has authorized the check and predict the likelihood of a check being returned unpaid. Businesses that accept payments online through MyECheck utilize this service to provide greater assurance that the check will clear. Transactions can be approved or declined based upon the results of the Check Authorization Service.

Check Guarantee Service

MyECheck co-markets with Check Guarantee Providers to offer Check Guarantee Service. The Check Guarantee Provider warranties all approved checks and reimburses the Payee for financial losses incurred as a result of returned checks. The Check Guarantee Provider buys the returned checks that have been warranted from merchants for the full face value of the returned checks. MyECheck merchants utilize Check Guarantee Service so that they can ship products or provide services immediately without having to wait for the check to clear. The Check Guarantee Service also eliminates the need for Merchants to collect on returned checks from their customers. The Check Guarantee Providers are independent third parties whose services are offered to Merchants separately from the MyECheck service. MyECheck is not compensated by, and does not compensate, Check Guarantee Providers. MyECheck may in the future enter into compensated arrangements with Check Guarantee Providers.

Remote Deposit Capture and Remittance Processing

MyECheck provides Remote Deposit Capture and Remittance Processing Solutions that enable companies to scan paper checks at the brick and mortar point of sale or back office, and remit check images to MyECheck for processing. MyECheck formats the check images in accordance with the Federal Reserve Check 21 specification (ANSI X9.37) and transmits the files in near real-time directly into the check clearing system, as it does with its RCC image files. RDC reduces Merchant handling and administrative costs, eliminates paper check transportation, speeds clearing by an average of 2+ days and improves Merchant cash flow.

International Payment Service

Through relationships with foreign financial services organizations, MyECheck is planning to add international bank transfer payment services that will allow MyECheck merchants to accept non-card associated bank transfers in local currencies from the world’s largest global markets.

The methodology expected to be employed with the international service would prevent consumer initiated repudiation and charge-backs, eliminating most types of international payments fraud. This service facilitates funds collection in over 50 countries and provides bank transfer remitting capabilities to bank accounts in over 120 countries. The system currently supports 21 currencies and will perform foreign exchange if required.

Company management expects the International Payment Service to be available to its Merchants by the second calendar quarter of 2008

Merchant Reporting

Through our Merchant interface, MyECheck provides the following reports:

o	Detailed transaction history
o	Successful
o	Failed
o	MyECheck fees and settlement statements

In addition to the above, pertinent information is returned at the end of each transaction to facilitate reporting on the Merchant side.

Company Competition

Other new alternative payment brands have emerged and have experienced tremendous success in recent months and years. Management believes that MyECheck services are in many ways more viable, and possess greater revenue potential than other alternative payment services that have emerged.

Most other alternative payment services enable consumers to pay with either payment cards or ACH based e-checks. One of the shortcomings of many of these payment brands is that the consumer is redirected off of the merchant’s site in order to complete the transaction.

The check is the largest non-cash payment method in the US, demonstrating that people often prefer to use checks over cards. In the past 5 years, the number of online check transactions per quarter has grown from 742,660 to 318,484,650, approximately a 428% growth rate. In spite of this, many online merchants and businesses offer no alternative to cards, resulting in lost sales due to many consumers’ inability or unwillingness to purchase cards.

MyECheck provides access to more US consumers than any other payment method because it can be used to clear checks from 100% of US checking accounts, including business accounts and accounts where ACH does not work. MyECheck facilitates faster funds clearing than cards or ACH providing same day or next day availability of funds to the merchant’s bank. MyECheck also offers fraud control tools including bank account verification, negative check-writer database queries and payment guarantee at lower rates.

Because MyECheck does not use the ACH network, transactions are not subject to National Automated Clearing House Association (“NACHA”) regulation, including their rules, fees and fines. MyECheck RCCs are governed by Uniform Commercial Code (State check laws), and Check 21 law, which is more favorable to the Payee than NACHA rules and facilitates higher returned item collection rates. The lower number of returns and higher return collection rates translates to fewer losses, lower fees for payment guarantee and higher profit margins for MyECheck Merchants.

E-commerce & Internet Industry

Significant, continuing growth was seen in the global Internet and E-Commerce sector in 2007. This growth is expected to continue through 2008, 2009, 2010 and the foreseeable future.

Worldwide, more than one billion people are using the Internet. The number of American homes and businesses with broadband access capabilities tops 50 million, and a plethora of new services, entertainment options and time-saving solutions have become widely available. The U.S. population is becoming more tech-savvy, with at least 72% of American adults surfing the net on a regular basis. Confidence in security for online transactions is on the rise, as is the ease of use of most retail web sites.

Online advertising, including paid search inclusion at sites like Google and Yahoo!, has ballooned into a $10 billion business in the U.S. alone, threatening traditional advertising venues of all types.

Retailing online continues to be a booming business. Total US online sales, excluding auctions and business to business, reached approximately $160 billion in the first 10 months of 2007, up from $130 billion for the same period in 2006, $89 billion during 2005, and about $71 billion in 2004.

Management believes that new methods of taking advantage of efficiencies created by the Internet are becoming widely accepted as access to high-speed broadband Internet connections become commonplace. Users of the Internet (both business and consumer) are multiplying around the globe, and many companies are earning substantial profits in serving those users.

The migration to more efficient payment mechanisms is affected by innovations, incentives, and regulation. While advances in technology have yielded numerous payment method alternatives, many have not been widely adopted. Numerous payment innovations have not been widely adopted because many payment system participants lacked sufficient incentives to change consumer behavior.

Gaining market adoption is a major challenge in the migration to efficient payment mechanisms. This can be particularly difficult considering the deep emotional attachment of consumers to more traditional payment forms, e.g., checks, in the United States. There are incentives that make U.S. consumers and businesses more likely to adopt less efficient and less secure payment instruments, such as credit and signature-based debit cards.

Weak authentication procedures are a main factor driving fraud. The legal and regulatory framework protects consumers differently based on the payment instrument used to make purchases.

According to a survey published June 29, 2006, approximately 74% of consumers would be willing to spend about $960 more per year on music, games, subscriptions, and other digital content online if they could use a form of payment that’s safer and more convenient than a credit or debit card. Given current estimates of active consumers online, that adds up to $14.4 billion in forgone sales annually for Internet-based content sellers, according to Javelin Strategy & Research.

Aside from those who say they would buy more if given alternatives, some 72% of online consumers said they have abandoned a purchase when it came time to make payment. The major finding of the poll is that the availability of secure and convenient payment options beyond traditional credit and debit cards can drive significant incremental purchases, subscriptions, and transactions.

Although many new payment schemes exist today with many more on the horizon, the vast majority of these systems continue to be based upon the two fundamental payment methods, credit and debit.

Successful solutions such as PayPal and more recently BillMeLater offer a slight twist to the traditional payment mechanism of credit cards. PayPal for example, whose primary merchant customers are small retailers who typically are not large enough to qualify for their own merchant account at a bank, offers consumer payment options consisting of either credit cards or bank debit through the ACH network.

BillMeLater is a credit based system whereby the consumer applies for and, if approved, is granted a line of credit at the time of the transaction.

All other e-check (online electronic check) solutions are based upon the ACH (automated clearing house) system. ACH transactions are bank electronic funds transfers whereby the consumer’s bank account is debited and the recipients account is credited. ACH transactions work reasonably well in most instances, however the system does suffer from some shortcomings which have impacted adoption.

ACH transactions are governed by NACHA, (the National Automated Clearing House Association), which imposes a substantial number of rules and regulations upon the transactions and their users. Compliance with the many, and continuously updating, NACHA operating rules can be complicated for Merchants.

ACH transactions take several days to clear through the system. During the clearing period the recipient has no way to determine if the transaction is even going clear or if it will result in an administrative return. ACH has more than 60 reasons why a transaction can fail. Many times it is because the consumer’s bank has chosen not to participate in ACH, or hasn’t performed the correct system integration.

Checks continue to be the number one non-cash payment method in the US, with the value of checks processed annually around one hundred trillion dollars. Up to 45% of adults either have no payment cards or have no available credit on their cards, meaning that as many as 80 Million US adults have no ability to buy online at the many websites that only accept cards.

Many online merchants are dissatisfied with credit card and ACH solutions, and many online industries such as travel and brokerage have no check solution at all. Management believes this provides MyECheck with a significant market opening.

Employees and Contractors

As of January 1, 2008, MyECheck had 4 full time employees and 6 independent contractors. MyECheck expects to add 2 full time employees during the first calendar quarter of 2008.

Leases

The Company leases its corporate office under a non-cancelable rental agreement through December 2009. Monthly payments at the inception of the lease terms were $ 8,576 and increase 4% annually.

Regulation

MyECheck is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. MyECheck provides transaction processing services and does not conduct transactions or hold or transfer cash itself. However, there can be no assurances that MyECheck will not be subject to such regulation in the future.

Cost of Compliance with Environmental Regulation

MyECheck currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that MyECheck will not incur such costs in the future.

Software Development

In April 2006, MyECheck entered into an open ended software development agreement with R Systems International Ltd., a software product development company, and that agreement continues to be in effect. MyECheck also develops some of its software in-house. During the past two years, research and development costs associated with the development of the software have been approximately $138,531.
MyECheck owns all rights to its software and has a patent pending with respect to its software.

Business Partners

MyECheck has entered into a Processor Agreement with First Regional Bank. First Regional Bancorp (NASDAQ: FRGB) is a bank holding company headquartered in Century City, California. Its subsidiary, First Regional Bank, specializes in providing businesses and professionals with the management expertise of a major bank and the personalized service of an independent. First Regional Bank offers the latest technology combined with a higher level of service, responsiveness and cost savings not found at other institutions.

First Regional Bank has sponsored MyECheck at the Federal Reserve Bank, and MyECheck is permitted to use First Regional Bank’s FedLine account to electronically access the Federal Reserve check clearing system.

MyECheck has entered into an Agreement with Cardinal Commerce Corporation, a global leader in enabling authenticated payments, secure transactions and alternative payment brands for both eCommerce and mobile commerce. CardinalCommerce enables payment brands such as Verified by Visa, MasterCard SecureCode, PayPal, eBillme, Bill Me Later, Google Checkout, MyECheck, and NetCash (with Western Union and NACHA Secure Vault Payments coming soon) to a network of over 30,000 merchants and thousands of Banks.

The Cardinal mobile platform leverages its merchant network, bank network and payment brands by linking them with end users’ mobile phones through an integrated mobile platform.  Cardinal's proprietary and easily deployable technology provides consumers, merchants, card issuers, and processors the ability to conduct authenticated Internet, wireless and mobile transactions safely and securely. Headquartered in Cleveland, Ohio, with facilities in the United States, Europe and Africa, CardinalCommerce services a global customer base.

MyECheck is substantially reliant on these agreements for its business. If MyECheck develops a broader base of customers and vendor relationships, that reliance may decrease, but there can be no assurances as to the timing or extent of such growth.

The Merger Agreement

MyECheck, Inc., a Delaware corporation (“MEC”) and Sekoya Holdings, Limited (a Nevada corporation) entered into a Merger Agreement in November 2007, which was amended and restated as of February 4, 2008, and was filed as an exhibit to the Report on Form 8-K filed on February 7, 2008 (the Report on Form 8-K and Merger Agreement are incorporated herein by reference). The merger was effective March 14, 2008.

Under the terms of the Merger Agreement, each outstanding share of MEC’s common stock was converted into the right to receive (a) immediately distributable 49.453119 shares of common stock of Company and (b) additional 2.5 shares that shall be held in escrow and that shall be distributable solely as remedies for breaches of the Merger Agreement. Each share of Company stock issued and outstanding at and as of the Effective Time will remain issued and outstanding following the Merger. At the Effective Time, Shirley Wong, the majority shareholder of Sekoya, contributed all of her shares of Company stock to the capital of the Surviving Corporation, which shares shall be immediately cancelled.

A total of 2,000,000 shares otherwise issuable to MEC’s shareholders shall be held back for a period of one year (the “Escrow Shares”) for purposes of compensating MEC and its officers, directors, employees, agents and affiliates should they sustain any loss due to a breach of Company’s representations, warranties, covenants or agreements contained in the Merger Agreement or any related document (a “Loss”). Escrow Shares shall be distributed pro rata to MEC shareholders on a then-current price basis to cover any losses resulting from breaches of the Merger Agreement. On the one year anniversary of the merger date, any Escrow Shares not required to cover a loss shall be contributed to the Surviving Corporation and cancelled.

Item 2: Description of Property

MyECheck’s operates its executive offices from approximately 3,300 square feet of Class A office space in a business park located in El Dorado Hills, CA. Certain contractors operate from their homes located in various regions throughout the country. MyECheck’s primary operational data center is located within a telco in Sacramento, CA. Our telephone number is (916) 932-0900.

Item 3: Legal Proceedings

MyECheck may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, intellectual property infringement, or breach of contract actions incidental to the operation of its business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. MyECheck is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

MyECheck and Ed Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. This lawsuit has a trial set for May 19, 2008.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended December 31, 2007.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "MYEC". Our common stock has been listed on the OTC Bulletin Board since October 2006. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board. The Company can not identify any bid or ask activity for its stock prior to March 2008. . Prior to the merger, any trading in the Company’s shares did not represent trading based on the current operations or business of the Company.

No common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of December 31, 2007, the approximate number of holders of Common Stock of the Company is 32. As of March 31, 2008, the approximate number of holders of Common Stock of the Company is 36.

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

Item 6: Management's Discussion and Analysis or Plan of Operation

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and MyECheck's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of MyECheck should be read in conjunction with the financial statements and notes thereto.

MyECheck's prior full fiscal year ending December 31, 2007 is not indicative of MyECheck's current business plan and operations. Incorporated in October 2004, MyECheck currently has limited revenues and is deemed an early stage Company. This plan of operation will focus on MyECheck's business plan and operations current. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

Implementation Plan

Following is an outline of MyECheck's plan to build a widely used payment system. The success of MyECheck depends on a number of factors including the careful selection and active participation of qualified Value Added Resellers (“VARs”) and Payment Service Providers (“PSPs”). The VARs / PSPs commitment to MyECheck will depend on the commercial viability of MyECheck’s solutions and web-based services.

MyECheck targets internet payment gateways and payments software and service providers for partnership and reseller opportunities. Early emphasis has been on building sales channels through partnerships. MyECheck has experienced early success in partnerships with Cardinal Commerce and is in discussions and other major PSPs.

In addition to its in-house direct sales department, MyECheck has engaged a number of specialized independent sales agents such as Sheffield Resource Network and others, who leverage their existing contacts for direct sales.

MyECheck has an active PR program and issues press releases on a regular basis which generate in-bound leads and interest from industry press. Company management conducts interviews with national press. MyECheck attends and exhibits at industry trade shows, conferences and other networking events.

MyECheck in-house sales force and independent sales agents also use email and cold calling marketing techniques, focusing on the industry’s largest target companies. MyECheck is currently in discussion with large Independent Sales Organizations (ISOs) regarding partnership and representation opportunities.

In addition to the effective marketing and distribution of MyECheck’s services, MyECheck’s infrastructure must be able to support a significant increase in transaction volume. MyECheck plans to enhance its infrastructure by adding a new data center and new hardware in anticipation of increased transaction volume. MyECheck plans to continue to scale it’s infrastructure in advance of the need.

Liquidity

As of December 31, 2007, MyECheck had cash on hand amounting to $98,732. MyECheck is currently operating cash flow negative and its operating expenses exceed its operating income. MyECheck expects to receive investments amounting to $800,000 over the next 8 months, through Private Placement Subscription Agreements from two investors. MyECheck also may obtain an additional $12 million from the exercise of warrants priced at $2.00 and $4.00 per share, but there can be no assurances that the warrants will be exercised. Management believes that the combination of revenue from operations and the proceeds from investment will be sufficient to fund operations, however there can be no assurance the revenue will be earned or that the expected investment will materialize.

There are currently no commitments for capital expenditures.

There are trends in sales that would have a material affect on MyECheck. In recent months there has been a marked increase in the number of applications for MyECheck’s services. Management expects this trend to continue throughout 2008, however there can be no assurances that the current trend will continue.

There are currently no guarantees or other off balance sheet arrangements.

Revenue from operations during the full year period ended December 31, 2007 was $46,051. During the year ended December 31, 2006, revenue from operations was $257,200.

MyECheck started processing transactions on version one of its software platform in July of 2005 and continued through March of 2006, after which it ceased processing in order to further develop and refine its service offerings. During the period from March of 2006 through September 2007, MyECheck redesigned and developed its software platform to better suit the demands of its prospective customers and to ensure the accurate performance of the software. MyECheck launched revenue generating operations on version two of its software platform in September 2007.

Significant Risks

WE ARE A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING WHETHER WE WILL SUCCESSFULLY EXECUTE OUR BUSINESS PLAN, GENERATE ENOUGH REVENUE TO SUPPORT OPERATIONS, RECEIVE ANY INVESTMENT, OR ENGAGE ANY NEW CUSTOMERS.

Product Risk

There are no assurances that MyECheck will continue to be able to provide its services. Changes in laws or interpretation of existing laws may pose significant risk and may prevent MyECheck from providing its service. MyECheck is dependent on a bank relationship and there are assurances that MyECheck will be able to maintain its current bank relationships, or develop new bank relationships.

Market Risk

There are no assurances that the market demand for MyECheck’s services exist, or will continue to exist in the future. The Internet and high technology industries are rapidly evolving and changing, and new products or services may be introduced that may make MyECheck’s services less viable or obsolete.

Reliance on Key Employees

At least in its early stage, the Company's business depends to a large extent on retaining the services of its founder, Mr. Edward R Starrs (Chairman of the Board of Directors and Chief Executive Officer), as well as MyECheck’s Chief Technical Officer Mr. R. Stephen Blandford and MyECheck’s Chief Financial Officer Mr. James R Heidinger. The Company's operations could be materially adversely affected if, for any reason, one or more of the above officers ceases to be active in MyECheck's management. MyECheck has minimized the possible loss of Mr. Starrs, Blandford and Heidinger to competitors by having each of them execute employment agreements containing non-competition and non-disclosure covenants. MyECheck has no key-person life insurance policy on any of the above-mentioned key personnel.

Financial Risk

There are no assurances that MyECheck will always have sufficient money to continue operationsThe auditor’s report on the audited financial statements notes that the Company’s existing capital deficits raise substantial doubt about the Company’s ability to continue as a going concern.

Competitive Risk

There are no assurances that MyECheck will be able to effectively compete against larger, better funded competitors. Although MyECheck is apparently first to market with its RCC service, competing services may be developed that may offer more advantages, cost less or may have higher sales and marketing success.

Dependence on the Internet

Because MyECheck’s products and services are provided directly over the Internet, the future success of MyECheck will depend in large part on whether the Internet proves to be a viable commercial marketplace. Whether because of inadequate development of the necessary infrastructure or as a result of fraud, or any other cause, if customers lack confidence in sourcing products over the Internet, MyECheck’s business, operating results and financial condition will be materially adversely affected.

Rapid Technologic Change; Dependence on New Product Development

The Internet market in which MyECheck intends to compete is characterized by rapid and significant technological developments, frequent new product introductions and enhancements, continually evolving business expectations and swift changes. To compete effectively in such markets, MyECheck must continually improve and enhance its products and services and develop new technologies and services that incorporate technological advances, satisfy increasing customer expectations and compete effectively on the basis of performance and price. MyECheck’s success will also depend substantially upon its ability to anticipate, and to adapt its products and services to its collaborative partner’s preferences. There can be no assurance that technological developments will not render some of MyECheck's products and services obsolete, or that MyECheck will be able to respond with improved or new products, services, and technology that satisfy evolving customers’ expectations. Failure by MyECheck to acquire, develop or introduce new products, services, and enhancements in a timely manner could have a material adverse effect on MyECheck’s business, financial condition and operations. Also, to the extent one or more of MyECheck's competitors introduces products and services that better address a customer’s needs, MyECheck’s business would be materially adversely affected.

Delays in New Product and Service Development and Introduction

The process of developing products and services such as those offered by MyECheck may prove to be extremely complex and it is highly likely that MyECheck will experience delays in developing and introducing new products and services in the future. If MyECheck is unable to develop and introduce new products, services or enhancements to existing products and services in a timely manner in response to changing market conditions or customer requirements, MyECheck's business, operating results and financial conditions would be materially adversely affected. Also, announcements of currently planned or other new products and services may cause customers to delay their subscription decisions in anticipation of such products and services, which could have a material adverse effect on MyECheck's business, operating results and financial condition, especially if the introduction of such products and services is delayed.

Flaws and Defects in Products and Services

Products and services as complex as those offered by MyECheck may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse products and service reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in MyECheck’s products and services. If found, flaws and defects would have a material adverse effect upon MyECheck’s business operations and financial condition.

Management of Potential Growth

MyECheck's ability to manage its future growth, if any, will require it to continue to implement and improve its operational, financial and management information systems and control and to hire and train new employees, including management and technical personnel, and also to motivate and manage its new employees and to integrate them into its overall operations and culture. Although the management team has successfully grown other companies, there can be no assurance that MyECheck will be able to perform such actions successfully. MyECheck's failure to manage growth effectively would have a material adverse effect on MyECheck’s results of operations and its ability to execute its business strategy.

Lack of a Public Market

There has not been a public market for MyECheck’s shares there are no assurances that a regular trading market will develop in the near term or that, if developed, it will be sustained. In the event a regular public trading market does not develop, any investment in MyECheck’s Common Stock would be highly illiquid. Accordingly, investors in MyECheck may not be able to readily sell their shares.

Dividends

MyECheck has not paid any dividends or made distributions to its investors and is not likely to do so in the foreseeable future. MyECheck presently intends to retain earnings for use in its business. Additionally, MyECheck may fund a portion of its future expansion through debt financing, and a condition of such financing may prohibit the payment of dividends while the debt is outstanding. Therefore, management's goal is to build value by increasing the size of the business and not by paying dividends.

Competition

With the ever-growing popularity of the Internet and as computer hardware (i.e., servers) and creating/maintaining virtual private networks becomes more affordable, other on-line services may appear or are already established which will try to create an electronic link to provide similar products and services that MyECheck offers. Some of those businesses may have far greater financial and marketing resources, operating experience and name recognition than MyECheck. Potential competitors include PayPal, Google Checkout, BillMeLater and others. All these companies take different approaches to processing electronic transactions and to the best of MyECheck's knowledge, none of them currently offer services of the same type as MyECheck. Notwithstanding, these potential competitors, as well as the entry of more competitors offering similar services, could have a material adverse effect upon MyECheck's business, operating results and financial condition.

Item 7: Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

Berman & Company, P.A., Certified Public Accounts and Consultants (the “Firm”), have been the only auditor since inception and there have been no disagreements between MyECheck and the Firm.

Item 8A: Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8A (T)

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Berman & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B: Other Information

None

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

There is no involvement by any of Director, Executive Officer or Control Person in bankruptcy, criminal proceeding, injunctions, or violation of securities law in the past 5 years.

The following table sets forth the names and ages of the current directors and executive officers of MyECheck, the principal offices and positions with MyECheck held by each person and the date such person became a director or executive officer of MyECheck. The executive officers of MyECheck are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of MyECheck are as follows:

Name	Age	Position(s)	Date Appointed

Edward Robert Starrs	47	President	October 29, 2004
		Chief Executive Officer
		Chairman of the Board
		Director

Robert Stephen Blandford	47	Vice President of Technology	October 29, 2004
		Chief Technology Officer
		Secretary
		Director

James Ronald Heidinger	51	Vice President of Finance	May 15, 2006
		Chief Financial Officer
		Treasurer
		Director

Edward R Starrs

Mr. Starrs has 20 years experience as an international business executive with management experience in multiple industries. He has been an officer and director of MyECheck since its formation in 2004. Previously, Mr. Starrs was President of Starnet Systems International, Inc., a wholly owned subsidiary of a public company that was processing more than $2 billion annually in Internet transactions.

Mr. Starrs owned and operated several successful companies including, ERS Marketing, Inc., where he produced over $20 million in contracts for his clients, and Bay Distributing, Inc. a major distributor of over 800 product categories to Fortune 500 accounts.

From January, 2002 through October, 2004, Mr. Starrs was President of Digency, Inc., an online payment processing company engaged in credit card and eCheck transaction processing for Internet Merchants.

Starrs has also held senior management positions with Fortune 100 companies including McCaw Communications, Inc. (AT&T), and AMF, Inc., the world’s largest sporting goods conglomerate.

R Stephen Blandford

Mr. Blandford possesses more than 15 years experience as a Senior Information Technology Professional including serving as CTO for companies in the online entertainment and gaming industries.

Mr. Blandford’s professional experience includes i2 Corp, MXM Media, Maxum Entertainment Group, Perspective Technologies, WinStreak and others.

From January 2002 through October 2004, Mr. Blandford was Chief Technology Officer for Digency, Inc., an online payment processing company engaged in credit card and eCheck transaction processing for Internet Merchants.

Mr. Blandford has expertise in the design and implementation of Java streaming media solutions for multiple platforms, using Coldfusion, PHP, & SQL DBs. For more than a decade Blandford has architected systems featuring virtually every emerging technology.

James Heidinger, BS, CPA

During the period from 2000 through 2005, Mr. Heidinger served as Chief Financial Officer for ORBA Financial Management, an investment and insurance sales and marketing firm licensed in all 50 states.  With over 450 independent registered representatives and premium and investment sales of over $750 million, ORBA is the top production leader for Western Reserve Life and InterSecurities, both subsidiaries of AEGON NV, the third largest international insurance firm in the world and a major investor in ORBA Financial Management.

Previously, Mr. Heidinger was recruited to create and implement a corporate accounting system, provide financial statements, perform a systems conversion and set up a cash management system for Cucina Holdings, Inc. a $50 million food and beverage manufacturer, wholesaler and retailer.  Its branded names include Java City Coffee, Caravali Coffees and La Petite Boulangerie.

Audit Committee Financial Expert

We do not have an audit committee financial expert as we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending December 31, 2006, Form 3 reports were not timely filed by Shirley Wong, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10: Executive Compensation

On January 1, 2007, MyECheck entered into a three year Employment Agreement with Mr. Edward R Starrs, MyECheck's President and Chief Executive Officer, whereby MyECheck will pay Mr. Starrs an annual salary of $240,000. The Agreement also requires MyECheck to provide, at its expense, complete health insurance coverage for Mr. Starrs and his children.

MyECheck pays. R Stephen Blandford, MyECheck's Vive President of Technology and Chief Technology Officer, an annual salary of $90,000 and provides health insurance coverage for Mr. Blandford.

MyECheck pays Mr. James R Heidinger, MyECheck's Vice President of Finance and Chief Financial Officer, an annual salary of $135,000 and provides health insurance coverage for Mr. Heidinger.

MyECheck does not provide compensation for its directors.

The following table sets forth the total compensation MyECheck pays its Officers.

	Annual Compensation				Long-Term Compensation
					Awards		Pay-outs
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/SARs (#)	LTIP Payouts	All Other Compen-sation ($)

Edward R Starrs	2008	240,000	0	$10,919	0	0	0	0
(Chairman & CEO)

R Stephen Blandford	2008	90,000	0	5,777	0	0	0	0
(Chief Technology Officer, Director)

James R Heidinger	2008	135,000	0	7,830	0	0	0	0
(Chief Financial Officer, Director)

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any compensation for Board participation.

Indemnification

The Corporation Laws of the State of Nevada and MyECheck's Bylaws provide for indemnification of MyECheck's Directors for liabilities and expenses that they may incur in such capacities. In general, Directors and Officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of MyECheck, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful. Furthermore, the personal liability of the Directors is limited as provided in MyECheck's Articles of Incorporation

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to MyECheck's equity securities owned of record or beneficially by (i) each Officer and Director of MyECheck; (ii) each person who owns beneficially more than 5% of each class of MyECheck's outstanding equity securities; and (iii) all Directors and Executive Officers as a group, after giving effect to Merger and to the financing and warrant transactions described herein.

Name and Address of Beneficial Owner	Common Stock	Percentage

Edward Robert Starrs	31,161,251	42.15%
674 Platt Circle
El Dorado Hills, CA 95762

Robert Stephen Blandford	2,769,375	3.75%
2624 Alana Ct
Cameron Park, CA 95682

James Ronald Heidinger	1,978,125	2.68%
488 Lakeridge Court
El Dorado Hills, CA 95762

Anshan Finance Ltd *	4,000,000	5.41%
Jasmine Court
35A Regent Street
Belize City, Belize

Youngal Group Ltd.*	4,000,000	5.41%
Jasmine Court
35A Regent Street
Belize City, Belize

* Anshan Finance Ltd has agreed to purchase 2,000,000 shares from MyECheck for $1,000,000, and has acquired warrants from MyECheck to acquire an additional 2,000,000 shares from MyECheck at the price of $2.00 per share. Youngal Group Ltd. has agreed to purchase 2,000,000 shares from MyECheck for $1,000,000, and has acquired warrants from MyECheck to acquire an additional 2,000,000 shares from MyECheck at the price of $4.00 per share. Youngal Group Ltd. owes MyECheck $800,000 pursuant to a subscription payable and the remaining investment has been received by MyECheck.

Except as described above, there are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions
MyECheck has entered into subscription agreements with Youngal Group Ltd. and Anshan Finance Ltd. (together the “Investors”) who have agreed, in the aggregate, to purchase 4,000,000 shares of MyECheck’s common stock (the “Shares”) following the Effective Time of the Merger. The Shares will be issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act

In connection with the sale of the Shares, MyECheck has entered into warrant agreements with Youngal Group Ltd. and Anshan Finance Ltd. (the “Warrants”). The terms of the Warrants provide the Investors the opportunity to purchase up to 4,000,000 additional shares of MyECheck’s common stock for a purchase price of $4.00 per share or $2.00 per share, respectively. The Warrants may only be exercised following the effective time of the proposed merger between MyECheck and Sekoya and the right to exercise the warrants terminates as of 5:00 p.m. local time in Vancouver, B.C. on the third anniversary of issuance. The Warrants were issued in reliance upon an exemption from the registration requirements of the Act provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act.

The Investors are affiliates of Shirley Wong, a promoter of Sekoya.

MyECheck is not required as a Bulletin Board listed company to have independent directors and at the present time does not have any directors who are not also members of management.

Item 13: Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on January 18, 2006)

3.2*	Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 18, 2006)

10.1	Amended and Restated Merger Agreement (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 7, 2008).

10.2	Employment Agreement with Ed Starrs

10.3	Form of Warrant Agreements for Investors

14	Code of Ethics

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

2007 - Berman & Company, P.A.  $20,000

2006 -  Berman & Company, P.A. - $37,000

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - Berman & Company, P.A.  $6,000

2006 - Berman & Company, P.A.   None

3) Tax Fees - None

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - Berman & Company, P.A. - None

2006 - Berman & Company, P.A.  None

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - Berman & Company, P.A.  None

2006 - Berman & Company, P.A.  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2008

MyECheck, Inc.

(Registrant)

By: /s/ Ed Starrs

Ed Starrs

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ed Starrs		March 31, 2008
Edward Robert Starrs	President, Chief Executive Officer,
Chairman of the Board, Director

/s/ James Heidinger		March 31, 2008
James Ronald Heidinger	Vice President of Finance,
Chief Financial Officer, Treasurer, Director

/s/ Robert Stephen Blandford		March 31, 2008
Robert Stephen Blandford	Vice President of Technology,
Chief Technology Officer, Secretary, Director

MYECHECK, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MyECheck, Inc.

We have audited the accompanying balance sheets of MyECheck, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyECheck, Inc., as of December 31, 2007 and 2006, and the results of their operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $710,469 and net cash used in operations of $999,507 for the year ended December 31, 2007, and at December 31, 2007 had a working capital deficit of $1,260,709, an accumulated deficit of $1,366,944 and a stockholders’ deficit of $1,266,673. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
March 21, 2008

MyECheck, Inc.
Balance Sheets

	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$98,732	$894
Total Current Assets	98,732	894

Other Assets
Deposit	12,864	12,864

Total Assets	$111,596	$13,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$41,312	$41,312
Accounts payable	21,361	82,250
Accrued expenses	-	256,286
Accrued rent	53,221	-
Accrued compensation - officer	-	43,912
Loans payable - related parties	43,547	143,702
Loan payable - other	-	2,500
Capital stock subscribed	1,200,000	-
Total Current Liabilities	1,359,441	569,962

Long-term Liabilities
Accrued rent	18,828	-

Total Liabilities	1,378,269	569,962

Commitments and Contingencies (See note 7)

Stockholders' Deficit
Common stock, $0.00001 par value, 1,000,000 shares authorized
800,000 shares issued and outstanding	8	8
Additional paid in capital	100,263	100,263
Accumulated deficit	(1,366,944)	(656,475)
Total Stockholders' Deficit	(1,266,673)	(556,204)

Total Liabilities and Stockholders' Deficit	$111,596	$13,758

See accompanying notes to financial statements

MyECheck, Inc.
Statements of Operations

	For the Years Ended December 31,
	2007	2006

Processing Revenues	$46,051	$257,220

Operating Expenses
General and administrative	892,770	453,222
Processing expense	(189,884)	308,988
Research and development	53,634	84,897
Total Operating Expenses	756,520	847,107

Net Loss	$(710,469)	$(589,887)

Net Loss Per Share - Basic and Diluted	$(0.89)	$(0.79)

Weighted average number of shares outstanding
during the year - basic and diluted	800,000	742,553

See accompanying notes to financial statements

MyECheck, Inc.
Statements of Changes in Stockholders' Deficit
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	704,000	$8	$63	$(66,588)	$(66,517)

Issuance of common stock for cash ($2.50/share)	40,000	-	100,000	-	100,000

Stock issued for consulting services - related party ($0.001/share)	40,000	-	40	-	40

Stock issued for consulting services - related party ($0.01/share)	16,000	-	160	-	160

Net Loss, 2006	-	-	-	(589,887)	(589,887)

Balance, December 31, 2006	800,000	8	100,263	(656,475)	(556,204)

Net Loss, 2007	-	-	-	(710,469)	(710,469)

Balance, December 31, 2007	800,000	$8	$100,263	$(1,366,944)	$(1,266,673)

See accompanying notes to financial statements

MyECheck, Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(710,469)	$(589,887)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for services - related parties	-	200
Changes in operating assets and liabilities:

Increase (decrease) in:
Accounts payable	(60,889)	81,750
Accrued expenses	(184,237)	256,286
Accrued compensation - officer	(43,912)	43,912
Net Cash Used in Operating Activities	(999,507)	(207,739)

Cash Flows from Financing Activities:
Cash overdraft	-	41,312
Proceeds from loans payable - related parties	19,059	57,031
Repayment of loans payable - related parties	(119,214)	(13,246)
Proceeds (Repayment) of loan payable - other	(2,500)	2,500
Proceeds from capital stock subscribed	1,200,000	-
Proceeds from issuance of common stock	-	100,000
Net Cash Provided by Financing Activities	1,097,345	187,597

Net Increase (Decrease) in Cash	97,838	(20,142)

Cash - Beginning of Year	894	21,036

Cash - End of Year	$98,732	$894

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-
Interest	$-	$-

See accompanying notes to financial statements

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Note 1 Organization, Basis of Presentation and Nature of Operations

MyECheck, Inc. (“MEC”) (“the Company”) was incorporated in the state of Delaware on October 29, 2004.

During the year ended December 31, 2007, the Company provided the following service:

Electronic Check Processing

Provided to merchants who transact business over the internet allowing them to process checks electronically from their customers.

During the year ended December 31, 2006, the Company provided the following services:

(A) Electronic Check Processing

Provided to merchants who transact business over the internet allowing them to process checks electronically from their customers.

(B) Financial Verification

Provided to merchants to check the status of their customer’s bank account in order to greater provide assurance that the check will clear.

(C) Identity Services

Provided to merchants to verify that the user of the Company’s check processing service is valid providing the merchant with greater assurance that the customer is the true identity holder of the bank account.

(D) Guarantee Services

Guarantee services provide the merchant with guaranteed payment on any returned items for a fee on all items processed as a means to insure guaranteed payment for products sold or services rendered.

Note 2 Summary of Significant Accounting Policies

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. Also see Note 3 regarding going concern matters.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2007 and 2006, the Company has no cash equivalents.

During 2006, the Company accrued $185,000 in cash overdraft charges. These charges were a component of processing expenses in the accompanying statements of operations in 2006. In 2007, the Company’s bank forgave these previously accrued cash overdraft charges.

Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations. For the Company, the exposure area includes the concentration with certain of its customers as it pertained to sales. During the years ended December 31, 2007 and 2006, the Company earned 99% and 0%, respectively, of its revenues from one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued expenses, accrued rent, loans payable - related parties and loans payable - other, approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

The Company earns revenue from services, which has included the following: electronic check processing, financial verification, identity verification and check guarantee services. The services are performed pursuant to a contract with a customer, which states the services to be utilized and the terms and fixed price for all services under contract. The price of these services may be a fixed fee per transaction and/or a percentage of the transaction processed depending on the service.

Revenue from electronic check processing is derived from fees collected from merchants to convert merchant customer check data into an electronic image of a paper draft, which allows the Company to deposit the funds to the merchant’s bank through check 21 image clearing with the Federal Reserve on behalf of the bank. The Company recognizes the revenue related to electronic check processing fees when the services are performed.

Revenue from financial verification is derived from fees collected from merchants to process requests to validate financial verifications to an outside service provider under contract with the Company. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Revenue from identity verification is derived from fees collected from merchants to process requests to validate identity verifications to an outside service provider under contract with the Company. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Revenue from check guarantee services is derived from fees collected from merchants to process transaction to an outside service provider under contract with the Company. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Processing Expense

During the year ended December 31, 2007, the company processing model changed whereby the company decided to no longer settle to merchant accounts. Instead, the merchants would hold their own account at our participating bank. This change allowed for the elimination of bank processing fees and return item charges levied on the company for merchant activity. Thus, the largest component of processing expense was eliminated.

For the year ended December 31, 2006, processing expense costs consist of third party financial verification and identification services, third party guarantee services, check processing charges, bank service charges, and accrued overdraft charges, returned item fees, and losses from write-offs of settlement accounts due to returned items that a check guarantee company does not cover.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2007 and 2006, respectively, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Income Taxes

The Company elected to be taxed as a pass-through S-Corporation under the Internal Revenue Code and was not subject to federal and state income taxes; accordingly, no provision had been made.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2007 and 2006 were $57,766 and $865, respectively.

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use. During 2007 and 2006, these costs primarily consisted of software development fees.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation during the years ended December 31, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $710,469 and net cash used in operations of $999,507 for the year ended December 31, 2007, and at December 31, 2007 had a working capital deficit of $1,260,709, an accumulated deficit of $1,366,944 and a stockholders’ deficit of $1,266,673.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2008. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4 Loans Payable and Capital Stock Subscribed

(A) Loans Payable - related parties

During 2006, the Company received working capital advances from certain of its officers aggregating $57,031. These loans were non-interest bearing, unsecured and due on demand. During 2006, the Company repaid $13,246 in related loans to these officers.

During 2007, the Company received working capital advances from certain of its officers aggregating $19,059. These loans were non-interest bearing, unsecured and due on demand. During 2007, the Company repaid $119,214 in related loans to these officers.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(B) Loan Payable - other

During 2006, the Company received a working capital advance of $2,500 from a third party. The loan was non-interest bearing, unsecured and due on demand. During 2007, the Company repaid the $2,500.

(C) Capital Stock Subscribed

During 2007, the Company received $1,200,000 from third party investors in exchange for an undetermined amount of common stock to be issued in a future reverse acquisition that was contemplated with Sekoya. Funds received from these third parties were non-interest bearing, unsecured, and due on demand. At December 31, 2007, no stock had been issued. See Note 7(B).

Note 5 Commitments and Contingencies

(A) Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

During 2005, a lawsuit against the Company was filed in the State of California. The plaintiffs claim the Company is using the technology created by the plaintiff company, and at the plaintiff company expense have been profiting off the plaintiff company investment in the company they had funded. The Company is defending these claims based on its position that the technology is different and the parties entered into a settlement agreement regarding the investment when the relationship with the plaintiffs had ended. This lawsuit had a trial set for May 19, 2008.

At December 31, 2007 and 2006, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Accrued Rent

Effective May 1, 2007, the Company executed a repayment plan for $104,969 in rent payments that have been in default. The Company agreed to repay the outstanding balance within twenty-four months bearing 9% interest for total repayment of $115,092 ($4,796/month). The following is a summary of scheduled principal repayments.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Year Ended December 31,

2008	$53,221
2009	18,828

Total accrued rent	72,049

Less: current maturities	(53,221)

Long-term portion - accrued rent	$18,828

During 2007, the Company repaid $32,920 of the accrued rent.

(C) Operating Lease

The Company leases its corporate office under a non-cancelable rental agreement through December 2009. Monthly payments at the inception of the lease terms were $ 8,576 and increase 4% annually.

At the inception of the lease, the Company’s CEO paid $12,864 as a security deposit. This payment was included as a component of the CEO’s loan account.

Total rent expense amounted to approximately $111,617 and $122,742 for the years ended December 31, 2007 and 2006, respectively.

Future minimal lease commitments are as follows:

Year	Amount

2008	$111,306
2009	115,758

Total future commitments	227,064

(D) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer. Compensation is $240,000 per year. At December 31, 2007, all amounts under this agreement had been paid.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Note 6 Stockholders’ Deficit

(A) Stock Issued for Cash

On November 30, 2006, the Company issued 40,000 shares of common stock for $100,000 ($2.50/share).

(B) Stock Issued for Services

On April 15, 2006, the Company issued 40,000 shares of common stock for services rendered by the Company’s CFO. The shares were valued at $40 ($0.001/share).

On August 1, 2006, the Company issued 16,000 shares of common stock for services rendered by the Company’s CTO. The shares were valued at $160 ($0.01/share).

Note 7 Subsequent Events

(A) Common Stock Payable

During 2008, the Company received $200,000 from third party investors in exchange for an undetermined amount of common stock to be issued in a future reverse acquisition that was contemplated with Sekoya. Funds received from these third parties were non-interest bearing, unsecured, and due on demand. At December 31, 2007, no stock had been issued. See Note 7(B).

(B) Reverse Acquisition and Recapitalization

On November 1, 2007, MEC and Sekoya entered into a Share Exchange Agreement (the "Agreement") for the acquisition of all of the issued and outstanding shares and rights to purchase shares of Sekoya by MEC. The Agreement contemplated that upon closing of the transaction, MEC shareholders would be issued common shares of Sekoya, equal in total, to 60% of the issued and outstanding shares of Sekoya. Sekoya shareholders would retain 40% of the issued and outstanding shares of Sekoya upon consummation of the transaction and be deemed the non-controlling interest.  An amended and restated merger agreement was executed February 4, 2008 on substantially the same terms, but providing for an escrow of 2,000,000 shares issuable to MEC shareholders in the event of breaches of the amended and restated agreement.

Upon closing, Sekoya will change its name to MyECheck, Inc. The management of MyECheck, Inc. will be the same as the current management of MEC and the members of the Board of Directors of MEC will constitute the majority of the Board of Directors of the consolidated entity.

MyECheck, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

On March 14, 2008, the transaction closed. The management of MyECheck, Inc. is the same as the current management of MEC and the members of the Board of Directors of MEC will constitute the Board of Directors of the consolidated entity. The Company intends to account for this transaction as a reverse acquisition and recapitalization. At closing, Sekoya did not have any operations and majority-voting control was transferred to MEC. The transaction also requires a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquiror, while Sekoya was deemed the legal acquiror. The historical financial statements of the Company will be those of MEC, and of the consolidated entities from the date of Merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.