Form 10-Q
period 2008-03-31
Myecheck Inc.
filed 2008-05-15
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on April 30, 2008 were 65,937,500 shares.
1

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

Contents

Page

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and
December 31, 2007 (Audited)	1

Consolidated Statements of Operations for the three months ended
March 31, 2008 and 2007 (Unaudited)	2

Statements of Cash Flows for the three months ended
March 31, 2008 and 2007 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4 - 14

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$68,083	$98,732
Total Current Assets	68,083	98,732

Other Assets
Deposit	12,864	12,864

Total Assets	$80,947	$111,596

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$41,312	$41,312
Accounts payable	39,980	21,361
Accrued expenses	28,900	-
Accrued rent	54,428	53,221
Loans payable - related party	43,547	43,547
Loans payable - other	45,729	-
Capital stock subscribed	1,400,000	1,200,000
Total Current Liabilities	1,653,896	1,359,441

Long term Liabilities
Accrued rent - net of current portion	4,770	18,828

Total Liabilities	1,658,666	1,378,269

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
65,937,500 shares issued and outstanding	65,938	65,938
Additional paid in capital	(12,078)	34,333
Accumulated deficit	(1,631,579)	(1,366,944)
Total Stockholders' Deficit	(1,577,719)	(1,266,673)

Total Liabilities and Stockholders' Deficit	$80,947	$111,596

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the three months ending March 31,
	2008	2007

Processing Revenues	$58,913	$25

Operating Expenses
General and administrative	315,851	136,568
Processing expense	2,777	-
Research and development	4,920	-
Total Operating Expenses	323,548	136,568

Loss from Operations	(264,635)	(136,543)

Other Income
Other income	-	(700)
Total Other Income	-	(700)

Net Loss	$(264,635)	$(135,843)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	65,937,500	65,937,500

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ending March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(264,635)	$(135,843)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaids	-	(8,500)
Increase (decrease) in:
Accounts payable	17,679	(56,973)
Accrued expenses	28,900	37,516
Accrued rent	(12,852)	-
Net Cash Used in Operating Activities	(230,908)	(163,800)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	259	-
Net Cash Used in Investing Activities	259	-

Cash Flows from Financing Activities:
Cash overdraft	-	1,826
Proceeds of loans payable - related parties	-	18,400
Repayments of loans payable - related parties	-	(104,820)
Repayment of loan payable - other	-	(2,500)
Proceeds from capital stock subscribed	200,000	-
Proceeds from stock issued for cash	-	250,000
Net Cash Provided by Financing Activities	200,000	162,906

Net Decrease in Cash	(30,649)	(894)

Cash at Beginning of Period	98,732	894

Cash at End of Period	$68,083	$-

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$851	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 1 Basis of Presentation, Organization and Nature of Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-KSB, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2007 and 2006. The interim results for the period ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year.

Organization

MyECheck, Inc. (“MEC”) (the “Company”) was incorporated in the state of Delaware on October 29, 2004. Sekoya Holdings, Ltd. (“Sekoya”) was incorporated in Nevada on May 19, 2005. Prior to merging with the Company, Sekoya had never achieved revenues and was a development stage company. See discussion of reverse acquisition and recapitalization.

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya (which had previously changed its name to “MyECheck, Inc.”), a then shell corporation, merged with MEC (the “Merger”) and became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya did not have any operations and majority-voting control was transferred to MEC. Since MEC acquired a controlling voting interest, it was deemed the acquirer for accounting purposes. The historical financial statements of the Company are those of MEC, and of the consolidated entities from the date of Merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the Merger, Sekoya’s majority stockholder cancelled 125,000,000 shares of common stock and the Company concurrently issued 39,562,501 shares of common stock to MEC shareholders. Upon the closing of the reverse acquisition, MEC stockholders held 60% of the issued and outstanding shares of common stock. These shares have been retroactively adjusted to reflect the recapitalization.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

Nature of Operations

The Company provides the following services:

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

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

Cash

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2008 and December 31, 2007, respectively, the Company had no cash equivalents.

Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations. For the Company, the exposure area includes the concentration with certain of its customers as it pertained to sales. During the three months ended March 31, 2008 and 2007, respectively, the Company earned 99% and 0%, respectively, of its revenues from one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued expenses, accrued rent, loans payable - related party and loans payable - other, approximate fair value due to the relatively short period to maturity for these instruments.

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed. For financial reporting purposes, minority interest will not be presented until the minority’s share of profit exceeds its previously recorded deficit.

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

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

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

Processing Expense

During the year ended December 31, 2007, the Company’s processing model changed whereby the Company no longer settled merchant accounts. Instead, the merchants would hold their own accounts at our participating bank. This change allowed for the elimination of bank processing fees and return item charges levied on the Company for merchant activity. This substantially eliminated processing expense.

For the three months ended March 31, 2008, processing expense related to a customer, which the Company shared in a negotiated arrangement.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. The Company adopted FIN 48 on January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations.

Significant management judgment is required in developing the provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized.

In connection with the Company filing its December 31, 2007 and 2006 audited financial statements on Form 8-K in a reverse acquisition with Sekoya, the Company inadvertently did not disclose the required information pursuant to SFAS No. 109 as it was inadvertantly treating its tax status as a pass through entity and not as a C-corporation. Note 6 to these financial statements contain the required disclosures that would have been included. There were no material changes since December 31, 2007.

Earnings Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2008, and 2007 respectively, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted earnings/(loss) per share is not presented.

The Company recorded capital stock subscriptions for which the number of shares is not yet known. At the time when the related common shares can be determined, the Company will have common stock equivalents that could potentially dilute future earnings/(loss) per share.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

Advertising

In accordance with Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the three months ended March 31, 2008 and 2007, respectively, was $14,668 and $0.

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use. During the three months ended March 31, 2008 and 2007, respectively, these costs primarily consisted of software development fees.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation during the three months ended March 31, 2008 and 2007.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $264,635 and net cash used in operations of $230,908 for the three months ended March 31, 2008; and at March 31, 2008 had a working capital deficit of $1,585,813, an accumulated deficit of $1,631,579 and a stockholders’ deficit of $1,577,719.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2008. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4 Loans Payable and Capital Stock Subscribed

(A) Loans Payable - related parties
During the three months ended March 31, 2007, the Company received working capital advances from certain of its officers aggregating $18,400. These loans were non-interest bearing, unsecured and due on demand. During three months ended March 31, 2007, the Company repaid $104,820 in related loans to these officers.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

(B) Loan Payable - other

During three months ended March 31, 2007, the Company repaid $2,500 to a third party.

(C) Capital Stock Subscribed

In connection with the March 14, 2008 Merger, the Company has agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties. Each unit consists of one share of common stock and one warrant. The Company will issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share. The warrants expire two years from the grant date. The shares and warrants will not be issued until the entire $2,000,000 has been received from these third parties. Therefore, the Company has treated all cash received from these third parties as a current liability.

During the three months ended March 31, 2008, the Company received $200,000. The Company expects to receive the remaining $600,000 by September 30, 2008.

Note 5 Commitments and Contingencies

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

At March 31, 2008 and 2007, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

Note 6 Income Taxes

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

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

The Company has a net operating loss carryforward for tax purposes totaling $1,360,742 at December 31, 2007, expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Net deferred tax assets, are as follows at December 31, 2007 and 2006:

	2007	2006
Gross deferred tax assets:
Net operating loss carryforwards	$498,576	$239,557
Total deferred tax assets	498,576	239,557
Less: valuation allowance	(498,576)	(239,557)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2006 was $239,557. The net change in valuation allowance during the year ended December 31, 2007, was an increase of $259,019. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for State income taxes, a blended rate of 36.64%) as follows:

	2007	2006
Expected tax expense (benefit) - Federal	$(231,897)	$(192,539)
Expected tax expense (benefit) - State	(28,419)	(23,595)
Meals and entertainment	1,297	482
Change in valuation allowance	259,019	215,652
Actual tax expense (benefit)	$-	$-

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 7 Subsequent Events

Capital Stock Subscribed

On April 1, 2008, the Company received $200,000 from third party investors in exchange for shares of common stock to be issued in the future. Funds received from these third parties were non-interest bearing, unsecured, and due on demand.

Loan Repayment - Related Party

In April 2008, the Company repaid $10,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and MyECheck's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of MyECheck should be read in conjunction with the financial statements and notes thereto, and the risk factors contained in MyECheck’s 10-KSB and other filings with the Securities and Exchange Commission.

MyECheck currently has limited revenues and is deemed an early stage Company. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the three months ended March 31, 2008, we reported income from operations of $58,913 compared to $25 reported for the same period in 2007. The operating loss in the three months ended March 31, 2008 was $264,635 compared to an operating loss of $135,843 for the same period in 2007.

On the revenue side, the Company has commenced revenue generating operations with clients since the March 31, 2007 period ended. The Company believes that its revenue generating operations will continue and expand during 2008.

The general and administrative expenses associated with the Company’s operations increased, primarily due to the expenses associated with the Company’s merger with the former Sekoya Holdings, Inc., and as the Company has incurred expenses with the revenue generating operations. Processing expense declined because the Company changed the method by which its services are delivered. Expenses relating to the merger, estimated at $60,000, were non-recurring costs.

Liquidity

As of March 31, 2008, MyECheck had cash on hand amounting to $68,083. MyECheck is currently operating cash flow negative and its operating expenses exceed its operating revenues. MyECheck expects to receive investment amounting to $600,000 over the next 6 months, through Private Placement Subscription Agreements from two investors. MyECheck also may obtain an additional $12 million from the exercise of warrants priced at $2.00 and $4.00 per share, but there can be no assurances that the warrants will be exercised. These warrants will be granted once the remaining $600,000 is received. Management believes that the combination of revenue from operations and the proceeds from investment will be sufficient to fund operations, however there can be no assurance the revenue will be earned or that the expected investment will materialize.

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

2

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no change in our internal control over financial reporting during the three months ended
March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

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

MyECheck and Edward R. Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. This lawsuit has a trial set for May 2008. At this time, no range of loss can be estimated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
MyECheck has previously entered into subscription agreements with Youngal Group Ltd. and Anshan Finance Ltd. (together the “Investors”) who have agreed, in the aggregate, to purchase 4,000,000 shares of MyECheck’s common stock (the “Shares”) following the Effective Time of the Merger. The Shares will be issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act. The Investors paid the Company an additional $200,000 during the three months ended March 31, 2008, toward the subscription payable obligation under those subscription agreements. The shares and related warrants will not be issued until the Company has received the entire $2,000,000 subscription in full.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Acting by written consent on March 12, 2008, the shareholders of MyECheck approved the Merger. A total of 774,117 shares voted in favor and 25,883 shares did not vote.

Item 5.  Other information.

Not Applicable.

3

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1	Employment Agreement of Edward R. Starrs.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. May 15, 2008

May 15, 2008	MYECHECK, INC.
/s/ "Edward R. Starrs"
Edward R. Starrs, President

/s/ “James Heidinger”
James Heidinger, Chief Financial Officer

5