Form 10-Q
period 2008-06-30
Myecheck Inc.
filed 2008-08-07
CIK 1347004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Contents

Page

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 13

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$41,514	$98,732
Prepaids	424	-
Total Current Assets	41,938	98,732

Other Assets
Deposit	12,864	12,864

Total Assets	$54,802	$111,596

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$41,373	$41,373
Accounts payable	21,055	21,300
Accrued expenses	54,013	-
Accrued rent	46,044	53,221
Loans payable - related parties	33,547	43,547
Loans payable - other	47,029	-
Capital stock subscribed	1,600,000	1,200,000
Total Current Liabilities	1,843,061	1,359,441

Long term Liabilities
Accrued rent - net of current portion	-	18,828

Total Liabilities	1,843,061	1,378,269

Commitments and Contingencies (See note 5)

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized 65,937,500 shares issued and outstanding	65,938	65,938
Additional paid in capital	(12,078)	34,333
Accumulated deficit	(1,842,119)	(1,366,944)
Total Stockholders' Deficit	(1,788,259)	(1,266,673)

Total Liabilities and Stockholders' Deficit	$54,802	$111,596

See accompanying notes to unaudited consolidated financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Processing Revenues	$110,805	$29	$169,718	$54

Operating Expenses
General and administrative	311,848	397,854	627,699	534,421
Processing expense	4,833	-	7,610	-
Research and development	4,664	31,986	9,584	31,986
Total Operating Expenses	321,345	429,840	644,893	566,407

Loss from Operations	(210,540)	(429,811)	(475,175)	(566,353)

Other Income
Other income	-	(3,650)	-	(4,350)
Total Other Income	-	(3,650)	-	(4,350)

Net Loss	$(210,540)	$(426,161)	$(475,175)	$(562,003)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	65,937,500	65,937,500	65,937,500	65,937,500

See accompanying notes to unaudited consolidated financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(475,175)	$(562,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaids	(382)	(16,500)
Increase (decrease) in:
Accounts payable	(1,184)	(63,782)
Accounts payable - related party	-	(43,912)
Accrued expenses	54,013	25,734
Accrued rent	(26,049)	-
Net Cash Used in Operating Activities	(448,777)	(660,464)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	259	-
Net Cash Provided by Investing Activities	259	-

Cash Flows from Financing Activities:
Proceeds of loans payable - related parties	-	19,058
Proceeds of loans payable	1,300	-
Repayments of loans payable - related parties	(10,000)	(102,320)
Repayment of loan payable - other	-	(2,500)
Proceeds from capital stock subscribed	400,000	749,957
Net Cash Provided by Financing Activities	391,300	664,195

Net Increase (Decrease) in Cash	$(57,218)	$3,731

Cash at Beginning of Period	98,732	894

Cash at End of Period	$41,514	$4,625

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited consolidated financial statements

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 Basis of Presentation, Organization and Nature of Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 8-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2007 and 2006. The interim results for the period ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year.

Organization

MyECheck, Inc. (“MEC”) (“the Company”) was incorporated in the state of Delaware on October 29, 2004.

Sekoya Holdings, Ltd. (“Sekoya”) was incorporated in Nevada on May 19, 2005, and was in the process of developing an online payment system for use in the Chinese online community. Sekoya never achieved revenues and was a development stage company. See discussion of reverse acquisition and recapitalization.

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya Holdings, Ltd. (“Sekoya”), a then shell corporation, merged with MEC and MEC became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya did not have any operations and majority-voting control was transferred to MEC. The transaction also requires a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquirer, while Sekoya was deemed the legal acquirer. The historical financial statements of the Company are those of MEC, and of the consolidated entities from the date of Merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Pursuant to the Merger, Sekoya’s majority stockholder cancelled 125,000,000 shares of common stock and the Company concurrently issued 39,562,501 shares of common stock to MEC. Upon the closing of the reverse acquisition, MEC stockholders held 60% of the issued and outstanding shares of common stock.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2008, the Company had no cash equivalents.

Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations. For the Company, the exposure area includes the concentration with certain of its customers as it pertained to sales. During the six months ended June 30, 2008 and 2007, respectively, the Company earned 99% and 0%, respectively, of its revenues from one customer.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

For the six months ended June 30, 2008, processing expense related to a customer, which the Company shared in a negotiated settlement and certain refunds made to another customer along with merchant setup costs.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Earnings per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008 and 2007, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Advertising

In accordance with Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the three and six months ended June 30, 2008 and 2007, respectively, was $4,008 and $18,677 for 2008 and $38,985 and $38,985 for 2007.

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use. During the three and six months ended June 30, 2008 and 2007, respectively, these costs primarily consisted of software development fees.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation during the three and six months ended June 30, 2008 and 2007 to employees.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $475,175 and net cash used in operations of $448,777 for the six months ended June 30 2008; and at June 30, 2008 had a working capital deficit of $1,801,123, an accumulated deficit of $1,842,119 and a stockholders’ deficit of $1,788,259.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4 Loans Payable and Capital Stock Subscribed

(A) Loans Payable – related parties

During the six months ended June 30, 2007, the Company received working capital advances from certain of its officers aggregating $19,058. These loans were non-interest bearing, unsecured and due on demand. During six months ended June 30, 2007, the Company repaid $102,320 in related loans to these officers.

During six months ended June 30, 2008, the Company repaid $10,000 in related loans to these officers.

(B) Loan Payable – other

During six months ended June 30, 2007, the Company repaid $2,500 to a third party.

During the six months ended June 30, 2008, the Company received working capital advances from a third party aggregating $1,300. These loans were non-interest bearing, unsecured and due on demand.

(C) Capital Stock Subscribed and Related Stock Issuance

In connection with the March 14, 2008 Merger, the Company had agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties. Each unit consists of one share of common stock and one warrant. The Company will issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share. The warrants expire two years from the grant date. At December 31, 2007, the Company had received $1,200,000, and during the six months ended June 30, 2008, the Company received an additional $400,000 for aggregate consideration of $1,600,000.

On July 24, 2008, and under the terms of the Merger, the Company issued 4,000,000 shares of common stock in exchange for a subscription receivable totaling $400,000. In addition, the previously recorded stock subscription liability was reclassified to equity. The Company expects to receive the remaining $400,000 by September 30, 2008.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

During 2005, a lawsuit against the Company was filed in the State of California. The plaintiffs claim the Company is using the technology created by the plaintiff company, and at the plaintiff company expense have been profiting off the plaintiff company investment in the company they had funded. The Company is defending these claims based on its position that the technology is different and the parties entered into a settlement agreement regarding the investment when the relationship with the plaintiffs had ended. This lawsuit had a trial set for September 24, 2008.

At June 30, 2008 and 2007, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer. Compensation is $240,000 per year. At June 30, 2008 and 2007, respectively, all amounts under this agreement had been paid.

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

For the six months ended June 30, 2008, we reported revenue from operations of $ 169,718 compared to $54 reported for the same period in 2007. The operating loss in the six months ended June 30, 2008 was $475,175 compared to an operating loss of $562,003 for the same period in 2007.

On the revenue side, the Company has commenced revenue generating operations with clients since the June 30, 2007 period ended. The Company believes that its revenue generating operations will continue and expand during 2008.

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

Liquidity

As of June 30, 2008, MyECheck had cash on hand amounting to $41,514. MyECheck is currently operating cash flow negative and its operating expenses exceed its operating income. MyECheck has contacts under which it is scheduled to receive investment amounting to $400,000, through Private Placement Subscription Agreements from two investors The investors have not made timely payment on the final subscription amounts, but have assured MeECheck that such payments will be forthcoming. Continued delays in such subscription payments, during a time when MyECheck is running an operating deficit, could result in significant cash flow disruption for MyECheck. MyECheck also may obtain an additional $12 million from the exercise of warrants priced at $2.00 and $4.00 per share, but there can be no assurances that the warrants will be exercised. Management believes that the combination of revenue from operations and the proceeds from investment will be sufficient to fund operations, however there can be no assurance the revenue will be earned or that the expected investment will materialize.

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

(b) There has been no change in our internal control over financial reporting during the six months ended
June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MyECheck and Edward R. Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. This lawsuit has a trial set for September 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
MyECheck has previously entered into subscription agreements with Youngal Group Ltd. and Anshan Finance Ltd. (together the “Investors”) who have agreed, in the aggregate, to purchase 4,000,000 shares of MyECheck’s common stock (the “Shares”). On July 24, 2008, the Company directed its transfer agent to issue certificates representing the Shares to the investors, notwithstanding that not all of the Shares have been paid for. The Shares are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act. The Investors paid the Company an additional $400,000 during the six months ended June 30, 2008, toward the subscription payable obligation under those subscription agreements, and owe an additional $400,000 to the Company

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other information.

Not Applicable.

Item 6. Exhibits

(a)	Exhibits
Exhibit No.   Description                                                                                                                              & #160 ;

10.1	Memorandum of Understand with Edward R. Starrs, CEO, regarding patent license.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. August 7, 2008

August 7, 2008	MYECHECK, INC.
/s/ "Edward R. Starrs"
Edward R. Starrs, President

/s/ “James Heidinger”
James Heidinger, Chief Financial Officer

EXHIBIT INDEX

10.1	Memorandum of Understand with Edward R. Starrs, CEO, regarding patent license.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002