Form 10-Q
period 2008-09-30
Myecheck Inc.
filed 2008-11-05
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on November 1, 2008 were _69,937,501________ shares.

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
Contents

Page

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 14

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$19,941	$98,732
Total Current Assets	19,941	98,732

Other Assets
Deposit	12,864	12,864

Total Assets	$32,805	$111,596

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$42,904	$41,373
Accounts payable	45,444	21,300
Accrued expenses	140,978	-
Accrued rent	32,584	53,221
Loans payable - related parties	33,547	43,547
Loans payable - other	46,694	-
Capital stock subscribed	-	1,200,000
Total Current Liabilities	342,151	1,359,441

Long term Liabilities
Accrued rent - net of current portion	-	18,828

Total Liabilities	342,151	1,378,269

Commitments and Contingencies (See note 5)

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 69,937,501 and 26,375,000 shares issued and outstanding	69,938	26,375
Additional paid in capital	1,983,922	73,896
Accumulated deficit	(1,963,206)	(1,366,944)
Subscription receivable	(400,000)	-
Total Stockholders' Deficit	(309,346)	(1,266,673)

Total Liabilities and Stockholders' Deficit	$32,805	$111,596

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Processing Revenues	$156,174	$4,717	$325,892	$4,771

Operating Expenses
General and administrative	267,742	220,470	895,441	754,891
Processing expense	2,193	-	9,804	-
Research and development	8,800	15,840	18,384	47,826
Total Operating Expenses	278,736	236,310	923,629	802,717

Loss from Operations	(122,562)	(231,593)	(597,737)	(797,946)

Other Income
Other income	(1,475)	-	(1,475)	(4,350)
Total Other Income	(1,475)	-	(1,475)	(4,350)

Net Loss	$(121,087)	$(231,593)	$(596,262)	$(793,596)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	68,894,022	26,375,000	56,245,439	26,375,000

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(596,262)	$(793,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaids	-	(20,186)
Increase (decrease) in:
Accounts payable	23,203	(56,920)
Accrued expenses	140,978	32,112
Accrued rent	(39,465)	-
Accrued compensation - officer	-	2,242
Net Cash Used in Operating Activities	(471,546)	(836,348)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	259	-
Net Cash Used in Investing Activities	259	-

Cash Flows from Financing Activities:
Cash overdraft	1,531	22,047
Proceeds from loan payable - related party	12,000	19,058
Repayments of loans payable - related parties	(22,000)	(102,321)
Proceeds from loans payable - other	1,300	-
Repayment of loans payable - other	(335)	(2,500)
Proceeds from capital stock subscribed	400,000	899,957
Net Cash Provided by Financing Activities	392,496	836,241

Net Decrease in Cash	$(78,791)	$(107)

Cash at Beginning of Period	98,732	894

Cash at End of Period	$19,941	$787

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Taxes	$851	$-
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:
Issuance of common stock for prior common stock payable	$1,200,000	$-
Stock issued for subscription receivable	$400,000	$-

See accompanying notes to unaudited financial statements

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 8-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2007 and 2006. The interim results for the period ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Pursuant to the Merger, Sekoya’s majority stockholder cancelled 125,000,000 shares of common stock and the Company concurrently issue 39,562,501 shares of common stock to MEC. Upon the closing of the reverse acquisition, MEC stockholders held 60% of the issued and outstanding shares of common stock.

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

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MEC and Sekoya (collectively, the “Company”). All intercompany accounts have been eliminated in consolidation.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

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

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2008, there were no balances that exceeded the federally insured limit.

Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations. For the Company, the exposure area includes the concentration with certain of its customers as it pertained to sales. During the nine months ended September 30, 2008 and 2007, respectively, the Company earned 97% and 0%, respectively, of its revenues from one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued expenses, accrued rent, loans payable – related parties and loans payable - other, approximate fair value due to the relatively short period to maturity for these instruments.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Revenue from check guarantee services is derived from fees collected from merchants to process transaction to an outside service provider under contract with the Company. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Revenue from licensing is derived from fees remitted to us by an outside service provider who licenses certain software to its customers. Licensing revenue from the service provider is split with the Company for placing the Company’s customer(s) under contract with the service provider. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

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

For the nine months ended September 30, 2008, processing expense related to a customer, whom the Company shared in a negotiated settlement and certain refunds made to another customer along with merchant setup costs.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2008 and 2007, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Advertising

In accordance with Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the three and nine months ended September 30, 2008 and 2007, respectively, was $7,939 and $26,615 for 2008 and $18,772 and $57,756 for 2007.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use. During the three and nine months ended September 30, 2008 and 2007, respectively, these costs primarily consisted of software development fees.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation during the three and nine months ended September 30, 2008 and 2007 to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the three and nine months ended September 30, 2008 and 2007, respectively, the Company has not issued any stock based compensation to third parties.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have a significant effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $596,262 and net cash used in operations of $471,546 for the nine months ended September 30 2008; and a working capital deficit of $322,210, an accumulated deficit of $1,963,206 and stockholders’ deficit of $309,346 at September 30, 2008.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund expected future operations. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4 Loans Payable and Capital Stock Subscribed

(A) Loans Payable – related parties

During the nine months ended September 30, 2007, the Company received working capital advances from certain of its officers aggregating $19,058. These loans were non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2007, the Company repaid $102,321 in related loans to these officers.

During the nine months ended September 30, 2008, Company received working capital advances from certain of its officers aggregating $12,000. During the nine months ended September 30, 2008 the Company repaid $22,000 in related loans to these officers.

(B) Loan Payable – other

During the nine months ended September 30, 2007, the Company repaid $2,500 to a third party.

During the nine months ended September 30, 2008, the Company received working capital advances from a third party aggregating $1,300. These loans were non-interest bearing, unsecured and due on demand.

During the nine months ended September 30, 2008, the Company repaid $335 in related loans to a third party.

(C) Capital Stock Subscribed and Related Stock Issuance

In connection with the March 14, 2008 Merger, the Company had agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties. Each unit consists of one share of common stock and one warrant. The Company will issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share. The warrants expire two years from the grant date. At December 31, 2007, the Company had received $1,200,000, and during the nine months ended September 30, 2008, the Company received an additional $400,000 for aggregate consideration of $1,600,000.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

On July 24, 2008, and under the terms of the Merger, the Company issued 4,000,000 shares of common stock in exchange for a subscription receivable totaling $400,000. In addition, the previously recorded stock subscription liability was reclassified to equity. The Company expects to receive the remaining $400,000 by December 31, 2008. The Company will not grant the warrants until the remaining $400,000 has been collected.

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

During 2005, a lawsuit against the Company was filed in the State of California. The plaintiffs claim the Company is using the technology created by the plaintiff company, and at the plaintiff company expense have been profiting off the plaintiff company investment in the company they had funded. The Company is defending these claims based on its position that the technology is different and the parties entered into a settlement agreement regarding the investment when the relationship with the plaintiffs had ended. This lawsuit has a case management trial conference set for November 17, 2008 at which time a trial date may be set.

At September 30, 2008, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer. Compensation is $240,000 per year. At September 30, 2008, the company had accrued a liability of $41,155 for unpaid payroll to the Chief Executive Officer.

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

For the nine months ended September 30, 2008, we reported revenue from operations of $325,892 compared to $4,771 reported for the same period in 2007. The operating loss in the nine months ended September 30, 2008 was $596,262 compared to an operating loss of $793,596 for the same period in 2007.

On the revenue side, the Company has commenced revenue generating operations with clients since the September 30, 2007 period ended. The Company believes that its revenue generating operations will continue and expand during 2008.

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

Liquidity

As of September 30, 2008, MyECheck had cash on hand amounting to $19,941. MyECheck is currently operating cash flow negative and its operating expenses exceed its operating income. MyECheck has contacts under which it is scheduled to receive investment amounting to $400,000, through Private Placement Subscription Agreements from two investors. The investors have not made timely payment on the final subscription amounts, but have assured MeECheck that such payments will be forthcoming. Continued delays in such subscription payments, during a time when MyECheck is running an operating deficit, could result in significant cash flow disruption for MyECheck. MyECheck also may obtain an additional $12 million from the exercise of warrants priced at $2.00 and $4.00 per share, but there can be no assurances that the warrants will be exercised. Management believes that the combination of revenue from operations and the proceeds from investment will be sufficient to fund operations, however there can be no assurance the revenue will be earned or that the expected investment will materialize.

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

(b) There has been no change in our internal control over financial reporting during the nine months ended
September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MyECheck and Edward R. Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. The Company has scheduled a case management conference for November 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

MyECheck has previously entered into subscription agreements with Youngal Group Ltd. and Anshan Finance Ltd. (together the “Investors”) who have agreed, in the aggregate, to purchase 4,000,000 shares of MyECheck’s common stock (the “Shares”). On July 24, 2008, the Company directed its transfer agent to issue certificates representing the Shares to the investors, notwithstanding that not all of the Shares have been paid for. The Shares are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act. The Investors paid the Company an additional $400,000 during the nine months ended September 30, 2008, toward the subscription payable obligation under those subscription agreements, and owe an additional $400,000 to the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. November 5, 2008.

November 5, 2008	MYECHECK, INC.
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