Form 10-K
period 2008-12-31
Myecheck Inc.
filed 2009-03-31
CIK 1347004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates (29,574,980 shares) computed by reference as of March 16, 2009 is $17,449,238.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 16, 2009, there are 69,937,500 common shares outstanding.

MyECheck, Inc.

FORM 10-K

For the Fiscal Year ended December 31, 2008

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF MYECHECK, INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1. Business

Business Summary

MyECheck, Inc. (“MyECheck” or the “Company”) is an early stage company engaged in the payment processing industry; specifically MyECheck provides electronic check image (“e-check”) services to merchants, payment services providers, banks and other businesses. MyECheck was founded and incorporated in Delaware in October 2004 to capitalize on opportunities created by the passing of The Check Clearing for the 21 st  Century Act (“Check 21”). MyECheck has commenced formal business operations and is generating revenue.

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

MyECheck entered into a merger agreement with Sekoya Holdings Ltd., a Nevada corporation in November 2007, amended and restated February 4, 2008. The merger was effective March 14, 2008. Shareholders of Sekoya at the time of the merger would own approximately 40% of the shares of the surviving company and shareholders of MyECheck would own approximately 60% of the surviving company, with all parties being diluted by additional financing to be completed following the Merger (excluding 2,000,000 shares held in escrow as remedies for breaches of the Merger Agreement)

Revenue is generated from transaction fees charged to companies that contract with MyECheck to utilize the Company’s services. MyECheck has experienced quarter over quarter revenue growth the last 12 months of 2008 and management believes that it will be possible for MyECheck to be generating positive operating cash flows within the second calendar quarter of 2009. As of January 2009, MyECheck was working to close additional pending merchant agreements.

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

Employees and Contractors

As of January 1, 2009, MyECheck had 5 full time employees and 6 independent contractors.

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

Software Development

In April 2006, MyECheck entered into an open ended software development agreement with R Systems International Ltd., a software product development company, and that agreement continues to be in effect. MyECheck also develops some of its software in-house and utilizes an independent contractor. During the past three years, research and development costs associated with the development of the software have been approximately $166,799.

MyECheck own proprietary software and intellectual property, and licenses patented technology from the Company founder Edward R Starrs.

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

The Company has entered into an agreement with Simon Properties Group Inc. (NYSE: SPG) and will be providing SPG with its comprehensive suite of electronic check processing services.  This agreement allows Simon Property Group’s customers to use their checking accounts as a form of online. MyECheck’s patented system can clear checks from every U.S. checking account, even accounts that ACH cannot; thus providing online financial access to more consumers and businesses than any other payment method, at a fraction of the cost of card transactions.

On November 17, 2008, the Company announced that it had signed the California State Teachers’ Retirement Fund (CalSTRS) as a customer. CalSTRS primary responsibility is to provide retirement related benefits and services to teachers in public schools and community colleges. It administers retirement, disability and survivor benefits for California's 813,000 public school educators and their families from the state's 1,400 school districts, county offices of education and community college districts.

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

A total of 2,000,000 shares otherwise issuable to MEC’s shareholders have been held back (the “Escrow Shares”) for purposes of compensating MEC and its officers, directors, employees, agents and affiliates should they sustain any loss due to a breach of Company’s representations, warranties, covenants or agreements contained in the Merger Agreement or any related document (a “Loss”).

Item 1A:  Risk Factors

MYECHECK IS A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING WHETHER IT WILL SUCCESSFULLY EXECUTE OUR BUSINESS PLAN, GENERATE ENOUGH REVENUE TO SUPPORT OPERATIONS, RECEIVE ANY INVESTMENT, OR ENGAGE ANY NEW CUSTOMERS.

“Going concern” opinion by auditors

The report of the auditors accompany the Company’s financial statements included herein notes that the Company has a net loss of $1,003,376 and net cash used in operations of $429,901 for the year ended December 31, 2008, and at December 31, 2008 had a working capital deficit of $329,323, an accumulated deficit of $2,370,320 and a stockholders’ deficit of $316,459. As a result of these factors, the auditors noted that there was “substantial doubt” about the Company’s ability to continue as a going concern.

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

Financial Risk

There are no assurances that MyECheck will always have sufficient money to continue operations.

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

Lack of a Public Market

There has not been a regular trading public market for MyECheck’s shares there are no assurances that a regular trading market will develop in the near term or that, if developed, it will be sustained. In the event a regular public trading market does not develop, any investment in MyECheck’s Common Stock would be highly illiquid. Accordingly, investors in MyECheck may not be able to readily sell their shares.

There are risks in trading in “microcap” stocks, including shares of the Company

The Securities and Exchange Commission has advised investors to use caution in investing in shares of “microcap” companies, which would include the Company.  http://www.sec.gov/investor/pubs/microcapstock.htm.  The Company encourages investors to consider the information provided by the SEC prior to making an investment in the Company’s stock.

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

Reliance on license with affiliated party

The Company has entered into a memorandum of understanding with Ed Starrs, its founder and CEO, under which the Company will become the sole licensee of a newly granted patent for check processing technology.  No royalties will be due for the patent for one year, and future royalties are subject to negotiation by the Company and Mr. Starrs.  The Company believes that it will obtain a competitive advantage from the ability to access the patent. Failure to agree on future terms of the license could have a material adverse impact on the Company.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2: Description of Property

MyECheck’s operates its executive offices from approximately 3,300 square feet of Class A office space in a business park located in El Dorado Hills, CA. Certain contractors operate from their homes located in various regions throughout the country. MyECheck’s primary operational data center is located in a tier IV data center in Sacramento, CA. Our telephone number is (916) 932-0900.

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

MyECheck and Ed Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. The parties to the lawsuit reached a conditional settlement agreement in January 2009.  No assurances can be provided that the settlement will be finalized.  The matter is scheduled for trial in May 2009.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended December 31, 2008.

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

As of December 31, 2008, the approximate number of holders of Common Stock of the Company is 32. As of December 31, 2008, the approximate number of holders of Common Stock of the Company is 36.

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

On March 14, 2008, as a result of the Merger, the former shareholders of MEC became shareholders of approximately 60% of the Company’s outstanding common stock.   The transaction was exempt from registration under Section 4(1) of the Securities Act of 1933.

MyECheck has entered into subscription agreements with Youngal Group Ltd. and Anshan Finance Ltd. (together the “Investors”) who have agreed, in the aggregate, to purchase 4,000,000 shares of MyECheck’s common stock  following the Effective Time of the Merger. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.  A total of 4,000,000 shares have been issued under those subscription agreements, but the Investors did not fully perform.

Item 6: Selected Financial Data

Omitted per Item 301 (c) of Regulation S-K.

Item 7.   Management's Discussion and Analysis or Plan of Operation

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

Liquidity

As of December 31, 2008, MyECheck had cash on hand amounting to $23,999. MyECheck is currently operating cash flow negative and its operating expenses exceed its operating income.

There are currently no commitments for capital expenditures.

There are trends in sales that would have a material affect on MyECheck. In recent months there has been a marked increase in the number of applications for MyECheck’s services. Management expects this trend to continue throughout 2009, however there can be no assurances that the current trend will continue.

There are currently no guarantees or other off balance sheet arrangements.

Revenue from operations during the year period ended December 31, 2008 was $548,159. During the year ended December 31, 2007, revenue from operations was $46,051.

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

The Company’s auditors have issued a “going concern” qualification to their opinion on the Company’s financial statements.  The Company expects to require additional capital infusions during 2009 and may not survive without such capital infusions.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Omitted per Item 305(e)  of Regulation S-K.

Item 8: Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

Berman & Company, P.A., the Company’s Independent Registered Public Accounting Firm (the “Firm”), have been the only auditor since inception and there have been no disagreements between MyECheck and the Firm.

Item 9A: Controls and Procedures

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

Berman & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

None

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

The directors and executive officers of MyECheck are as follows:

Name	Age	Position(s)	Date Appointed

Edward Robert Starrs	48	President	October 29, 2004
		Chief Executive Officer
		Chairman of the Board
		Director

Robert Stephen Blandford	48	Vice President of Technology	October 29, 2004
		Chief Technology Officer
		Secretary
		Director

James Ronald Heidinger	52	Vice President of Finance	May 15, 2006
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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers.

Item 11: Executive Compensation

On January 1, 2007, MyECheck entered into a three year Employment Agreement with Mr. Edward R Starrs, MyECheck's President and Chief Executive Officer, whereby MyECheck will pay Mr. Starrs an annual salary of $240,000. The Agreement also requires MyECheck to provide, at its expense, complete health insurance coverage for Mr. Starrs and his children.

MyECheck pays. R Stephen Blandford, MyECheck's Vive President of Technology and Chief Technology Officer, an annual salary of $90,000 and provides health insurance coverage for Mr. Blandford ..

MyECheck pays Mr. James R Heidinger, MyECheck's Vice President of Finance and Chief Financial Officer, an annual salary of $135,000 and provides complete health insurance coverage for Mr. Heidinger.

MyECheck does not provide compensation for its directors.

The following table sets forth the total compensation MyECheck pays its Officers.

	Annual Compensation				Long-Term Compensation
					Awards		Pay-outs
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compensation ($)

Edward R Starrs	2008	240,000	0	$ 10,919	0	0	0	0
(Chairman & CEO)

R Stephen Blandford	2008	90,000	0	5,777	0	0	0	0
(Chief Technology Officer, Director)

James R Heidinger	2008	135,000	0	7,830	0	0	0	0
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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address of Beneficial Owner	Common Stock	Percentage

Edward Robert Starrs	29,168,751	41.71%
674 Platt Circle
El Dorado Hills, CA 95762

Robert Stephen Blandford	2,769,375	3.96%
2624 Alana Ct
Cameron Park, CA 95682

James Ronald Heidinger	1,978,125	2.83%
488 Lakeridge Court
El Dorado Hills, CA 95762

Anshan Finance Ltd *	4,000,000	5.72%
Jasmine Court
35A Regent Street
Belize City, Belize

Youngal Group Ltd.*	4,000,000	5.72%
Jasmine Court
35A Regent Street
Belize City, Belize

* Anshan Finance Ltd has agreed to purchase 2,000,000 shares from MyECheck for $1,000,000, and may be entitled to warrants from MyECheck to acquire an additional 2,000,000 shares from MyECheck at the price of $2.00 per share. Youngal Group Ltd.  has agreed to purchase 2,000,000 shares from MyECheck for $1,000,000, and may be entitled to warrants from MyECheck to acquire an additional 2,000,000 shares from MyECheck at the price of $4.00 per share. Youngal Group Ltd.  owes MyECheck $400,000 pursuant to a subscription receivable and the remaining investment has been received by MyECheck.

As of December 31, 2008, the Company determined that the balance due pursuant to a subscription receivable owed by Youngal Group Ltd was deemed uncollectible.  The Company wrote off the balance due of $400,000 as a provision for uncollectible stock subscriptions at December 31, 2008.

Except as described above, there are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no equity compensation plans.

Item 13: Certain Relationships and Related Transactions

MyECheck has entered into subscription agreements with Youngal Group Ltd. and Anshan Finance Ltd. (together the “Investors”) who have agreed, in the aggregate, to purchase 4,000,000 shares of MyECheck’s common stock (the “Shares”) following the Effective Time of the Merger. The Shares will be issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act

In connection with the sale of the Shares, MyECheck has entered into warrant agreements with Youngal Group Ltd. and Anshan Finance Ltd. (the “Warrants”). The terms of the Warrants provide the Investors the opportunity to purchase up to 4,000,000 additional shares of MyECheck’s common stock for a purchase price of $4.00 per share or $2.00 per share, respectively. The Warrants may only be exercised following the effective time of the proposed merger between MyECheck and Sekoya and the right to exercise the warrants terminates as of 5:00 p.m. local time in Vancouver, B.C. on the third anniversary of issuance. The Warrants were to be issued in reliance upon an exemption from the registration requirements of the Act provided by Regulation S and may only be transferred in accordance with the provisions of Regulation S, pursuant to an effective registration under the Act, or pursuant to an available exemption from registration under the Act.

The Investors are affiliates of Shirley Wong, a promoter of Sekoya.

MyECheck is not required as a Bulletin Board listed company to have independent directors and at the present time does not have any directors who are not also members of management.

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2008 - Berman & Company, P.A.  $40,000

2007 -  Berman & Company, P.A.  $36,000

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2008 - Berman & Company, P.A.  None

2007 - Berman & Company, P.A.   $6,000

3) Tax Fees - None

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - Berman & Company, P.A. - None

2007 - Berman & Company, P.A.  None

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - Berman & Company, P.A.  None

2007 - Berman & Company, P.A.  None

Item 15: Exhibits

Exhibit No.	Description

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2009.

MyECheck, Inc.

(Registrant)

By: /s/ Ed Starrs

Ed Starrs

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ed Starrs		March 31, 2009
Edward Robert Starrs	President, Chief Executive Officer,
Chairman of the Board, Director

/s/ James Heidinger		March 31, 2009
James Ronald Heidinger	Vice President of Finance,
Chief Financial Officer, Treasurer, Director

/s/ Robert Stephen Blandford		March 31, 2009
Robert Stephen Blandford	Vice President of Technology,
Chief Technology Officer, Secretary, Director

MYECHECK, INC. AND SUBSIDIARY
 CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2008 and 2007	F-5

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended
December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2008 and 2007	F-8 – F-21

BERMAN & COMPANY, P.A.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
MyECheck, Inc.

We have audited the accompanying consolidated balance sheets of MyECheck, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyECheck, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $1,003,376 and net cash used in operations of $429,901 for the year ended December 31, 2008, and at December 31, 2008 had a working capital deficit of $329,323, an accumulated deficit of $2,370,320 and a stockholders' deficit of $316,459. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
March 16, 2009

551 NW 77th Street, Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$23,999	$98,732
Accounts receivable	13,253	-
Total Current Assets	37,252	98,732

Other Assets
Deposit	12,864	12,864

Total Assets	$50,116	$111,596

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$-	$41,373
Accounts payable	84,971	21,300
Accrued expenses - other	80,777	-
Accrued compensation - related parties	96,485	-
Accrued rent	18,784	53,221
Loans payable - related party	38,864	43,547
Loans payable - other	46,694	-
Capital stock subscribed	-	1,200,000
Total Current Liabilities	366,575	1,359,441

Long term Liabilities
Accrued rent - net of current portion	-	18,828

Total Liabilities	366,575	1,378,269

Commitments and Contingencies (See note 5)

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
69,937,501 and 26,375,000 shares issued and outstanding	69,938	26,375
Additional paid in capital	1,983,923	73,896
Accumulated deficit	(2,370,320)	(1,366,944)
Total Stockholders' Deficit	(316,459)	(1,266,673)

Total Liabilities and Stockholders' Deficit	$50,116	$111,596

See accompanying notes to financial statements.

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007

Processing Revenues	$548,159	$46,051

Operating Expenses
General and administrative	1,568,276	702,886
Research and development	24,632	53,634
Total Operating Expenses	1,592,908	756,520

Loss from Operations	(1,044,749)	(710,469)

Other Income
Other income	(41,373)	-
Total Other Income	(41,373)	-

Net Loss	$(1,003,376)	$(710,469)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding
during the year - basic and diluted	59,687,159	26,375,000

See accompanying notes to financial statements.

MyECheck, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -in Capital	Deficit	Total

Balance, December 31, 2006	26,375,000	$26,375	$73,896	$(656,475)	$(556,204)

Net loss, 2007	-	-	-	(710,469)	(710,469)

Balance, December 31, 2007	26,375,000	26,375	73,896	(1,366,944)	(1,266,673)

Issuance of shares in reverse acquisition treated as a recapitalization	39,562,501	39,563	(85,973)	-	(46,410)

Stock issued for cash ($0.50/share)	4,000,000	4,000	1,996,000	-	2,000,000

Net loss, 2008	-	-	-	(1,003,376)	(1,003,376)

Balance, December 31, 2008	69,937,501	$69,938	$1,983,923	$(2,370,320)	$(316,459)

See accompanying notes to financial statements.

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,003,376)	$(710,469)
Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for uncollectible subscription receivable	400,000	-
Changes in operating assets and liabilities:
Increase in:
Accounts receivable	(13,253)	-
Increase (decrease) in:
Accounts payable	62,731	(60,889)
Accrued expenses - other	80,777	(184,237)
Accrued compensation - officer	96,485	(43,912)
Accrued rent	(53,265)	-
Net Cash Used in Operating Activities	(429,901)	(999,507)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	259	-
Net Cash Provided by Investing Activities	259	-

Cash Flows from Financing Activities:
Cash overdraft forgiven by bank	(41,373)	-
Proceeds of loans payable - related parties	17,317	19,059
Repayments of loans payable - related parties	(22,000)	(119,214)
Proceeds of loans payable - other	1,300	-
Repayment of loan payable - other	(335)	(2,500)
Proceeds from capital stock subscribed	400,000	1,200,000
Net Cash Provided by Financing Activities	354,909	1,097,345

Net Increase (Decrease) in Cash	(74,733)	97,838

Cash at Beginning of Year	98,732	894

Cash at End of Year	$23,999	$98,732

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$1,651	$-
Interest	$-	$-

See accompanying notes to financial statements.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 1 Basis of Presentation, Organization and Nature of Operations

MyECheck, Inc. (“MEC”) (“the Company”) was incorporated in the state of Delaware on October 29, 2004.  The Company’s office is located in El Dorado Hills, California.

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

In connection with the reverse acquisition and recapitalization, all share and per share amounts have been retroactively restated.

Nature of Operations

The Company provides the following services:

(A) Electronic Check Processing

Provided to merchants who transact business over the internet allowing them to process checks electronically from their customers.

(B) Financial Verification

Provided to merchants to check the status of their customer’s bank account in order to provide greater assurance that the check will clear.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(C) Guarantee Services

Guarantee services provide the merchant with guaranteed payment on any returned items for a fee on all items processed as a means to insure guaranteed payment for products sold or services rendered.

(D) Identity Services

In 2007, identity services were provided to merchants to verify that the user of the Company’s check processing service is valid providing the merchant with greater assurance that the customer is the true identity holder of the bank account.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MEC and Sekoya (collectively, the “Company”).  All intercompany accounts have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

A significant estimate in 2008 and 2007 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2008 and 2007, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and 2007, there were no balances that exceeded the federally insured limit.

At December 31, 2008, the Company’s bank wrote off a liability recorded on the books as a cash overdraft in the amount of $41,373.  The Company recorded the forgiveness as other income.

Accounts Receivable

Accounts receivable represents obligations from customers that are subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

Concentrations

Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations. For the Company, the exposure area includes the concentration with certain of its customers as it pertained to accounts receivable and sales.

At December 31, 2008 and 2007, the Company had a concentration of accounts receivable with one customer of 97% and 0%, respectively.

During the years ended December 31, 2008 and 2007, respectively, the Company earned 96% and 99%, respectively, of its revenues from one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued expenses, accrued compensation – related parties, accrued rent, loans payable – related parties and loans payable - other, approximate fair value due to the relatively short period to maturity for these instruments.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Services are performed under a contract with a customer, which states the services to be utilized and the terms and fixed price for all services under contract.  The price of these services may be a fixed fee per transaction and/or a percentage of the transaction processed depending on the service.

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

In 2007, revenue from identity verification was derived from fees collected from merchants to process requests to validate identity verifications to an outside service provider under contract with the Company.  This revenue was recognized when the transaction was processed, since the Company had no further obligations.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Processing Expense

During 2007, the Company’s processing model changed, whereby, the Company decided to no longer settle merchant accounts.  Instead, the merchants would hold their own account at the Company’s sponsoring bank.  This change allowed for the elimination of bank processing fees and return item charges levied on the company for merchant activity.  The Company recorded processing expense as a component of general and administrative expense.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2008 and 2007, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Advertising

In accordance with Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the years ended December 31, 2008 and 2007 was $41,457 and $57,766, respectively.

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use. During years ended December 31, 2008 and 2007, these costs primarily consisted of software development fees.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  The Company has not issued any stock based compensation during the years ended December 31, 2008 and 2007 to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  For the years ended December 31, 2008 and 2007, the Company has not issued any stock based compensation to third parties.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Reclassifications

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,003,376 and net cash used in operations of $429,901 for the year ended December 31, 2008; and a working capital deficit of $329,323, an accumulated deficit of $2,370,320 and stockholders’ deficit of $316,459 at December 31, 2008.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets.  The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2009.  The Company is also dependent on maintaining their positive approval status with the Federal Reserve.  If the Company were to lose this approval, their ability to provide services would be affected negatively.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 4 Loans Payable and Capital Stock Subscribed

(A)  Loans Payable – related parties

During the year ended December 31, 2007, the Company received working capital advances from certain of its officers aggregating $19,059.  These loans were non-interest bearing, unsecured and due on demand.  During the year ended December 31, 2007, the Company repaid $119,214 in loans to these officers.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

During the year ended December 31, 2008, Company received working capital advances from certain of its officers aggregating $17,317. During the year ended December 31, 2008 the Company repaid $22,000 in loans to these officers.

(B)  Loans Payable – other

During the year ended December 31, 2007, the Company repaid $2,500 to a third party.

During the year ended December 31, 2008, the Company received working capital advances from a third party aggregating $1,300.  These loans were non-interest bearing, unsecured and due on demand.  During the year ended December 31, 2008, the Company repaid $335 in loans to a third party.

(C)  Capital Stock Subscribed and Related Stock Issuance

In connection with the March 14, 2008 Merger, the Company had agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties.  Each unit consists of one share of common stock and one warrant.  The Company will issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share.  The warrants expire two years from the grant date. At December 31, 2007, the Company had received $1,200,000, and during the year ended December 31, 2008, the Company received an additional $400,000 for aggregate consideration of $1,600,000.

On July 24, 2008, under the terms of the Merger, the Company issued 4,000,000 shares of common stock in exchange for $2,000,000, which included a subscription receivable of $400,000.  In addition, the previously recorded stock subscription liability, of $1,200,000 received during 2007, was reclassified to equity, as the stock was issued. On December 31, 2008, the Company deemed the subscription receivable to be uncollectible and recognized a provision for uncollectible subscription receivable of $400,000.  The Company reflects this provision as a component of general and administrative expense.

Because the subscription was not paid in full, the Company did not issue the warrants.

Note 5 Commitments and Contingencies

(A) Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims, other than disclosed below; that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

During 2005, a lawsuit against the Company was filed in the State of California. The plaintiffs claim the Company is using the technology created by the plaintiff company. The Company is defending these claims based on its position that the technology is different and the parties entered into a settlement agreement regarding the investment when the relationship with the plaintiffs had ended.  On January 13, 2009, all parties involved in the litigation reached a conditional settlement agreement. The conditional settlement agreement is expected to be finalized by April 16, 2009, if and when final, would settle the case without any further liability to the Company and would be settled directly with the Company’s Chief Executive Officer. No assurances can be provided that the settlement will be finalized. The matter is scheduled for trial in May, 2009.

At December 31, 2008, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Accrued Rent

Effective May 1, 2007, the Company executed a repayment plan for $104,969 in rent payments that have been in default.  The Company agreed to repay the outstanding balance within twenty-four months plus 9% interest for total repayment of $115,092 ($4,796/month).  The Company has $18,784 of scheduled repayments remaining during 2009.  During 2008, the Company repaid $53,265 of the accrued rent.

(C) Operating Lease

The Company leases its corporate office under a non-cancelable rental agreement from May 2005 through December 2009.  Monthly payments at the inception of the lease terms were $ 8,576 and increase 4% annually.

At the inception of the lease, the Company’s CEO paid $12,864 as a security deposit.  This payment was included as a component of the CEO’s loan account and was repaid to the CEO during 2007.

Total rent expense amounted to approximately $114,449 and $111,617 for the years ended December 31, 2008 and 2007, respectively.

(D) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer.  Compensation is $240,000 per year.  At December 31, 2008, the company had accrued compensation of $63,993 to the Chief Executive Officer.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 6 Income Taxes

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,716,000 at December 31, 2008 expiring through the year 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2008 and 2007 are approximately as follows:

	2008	2007
Gross deferred tax assets:
Accrued salaries	$(98,000)	$-
Net operating loss carryforwards	(640,000)	(499,000)
Total deferred tax assets	(738,000)	(499,000)
Less: valuation allowance	738,000	499,000
Deferred tax asset – net	$-	$-

The valuation allowance at December 31, 2007 was approximately $499,000.  The net change in valuation allowance during the year ended December 31, 2008 was an increase of approximately $239,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The actual tax benefit differs from the expected tax benefit for the years ended    December 31, 2008 and 2007 (computed by applying the U.S. Federal corporate tax rate of 34% to income before taxes and 8.84% for California state taxes, a blended rate of 39.83%) as follows:

	2008	2007

Expected tax expense (benefit) – Federal	$(311,000)	$(232,000)
Expected tax expense (benefit) - State	(88,000)	(28,000)
Provision for uncollectible subscription receivable	159,000	-
Meals and entertainment	1,000	1,000
Change in valuation allowance	239,000	259,000
Actual tax expense (benefit)	$-	$-