Form 10-Q
period 2009-03-31
Myecheck Inc.
filed 2009-05-14
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on May 1, 2009 were 69,937,501 shares.

FORM 10-Q

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Contents

Page

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 12

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$4,329	$23,999
Accounts receivable	15,159	13,253
Total Current Assets	19,488	37,252

Other Assets
Deposit	12,864	12,864

Total Assets	$32,352	$50,116

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$4,427	$-
Accounts payable	112,249	84,971
Accrued expenses	103,972	80,777
Accrued compensation - related parties	144,809	96,485
Accrued rent	11,870	18,784
Loans payable - related party	38,864	38,864
Loans payable - other	46,694	46,694
Total Current Liabilities	462,885	366,575

Commitments and Contingencies (See note 5)

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
69,937,501 shares issued and outstanding	69,938	69,938
Additional paid in capital	1,983,923	1,983,923
Accumulated deficit	(2,484,394)	(2,370,320)
Total Stockholders' Deficit	(430,533)	(316,459)

Total Liabilities and Stockholders' Deficit	$32,352	$50,116

See accompanying notes to unaudited financial statements.

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Processing Revenues	$163,751	$58,913

Operating Expenses
General and administrative	272,785	318,628
Research and development	5,040	4,920
Total Operating Expenses	277,825	323,548

Net Loss	$(114,074)	$(264,635)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	69,937,501	65,937,501

See accompanying notes to unaudited financial statements.

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(114,074)	$(264,635)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,906)	-
Increase (decrease) in:
Accounts payable	27,278	17,679
Accrued expenses	23,195	28,900
Accrued compensation - related parties	48,324	-
Accrued rent	(6,914)	(12,852)
Net Cash Used in Operating Activities	(24,097)	(230,908)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	-	259
Net Cash Provided by Investing Activities	-	259

Cash Flows from Financing Activities:
Cash overdraft	4,427	-
Proceeds from capital stock subscribed	-	200,000
Net Cash Provided by Financing Activities	4,427	200,000

Net Decrease in Cash	(19,670)	(30,649)

Cash at Beginning of Period	23,999	98,732

Cash at End of Period	$4,329	$68,083

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Taxes	$-	$851
Interest	$-	$-

See accompanying notes to unaudited financial statements.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year.

Organization

MyECheck, Inc. (“MEC”) was incorporated in the state of Delaware on October 29, 2004.

Sekoya Holdings, Ltd. (“Sekoya”) was incorporated in Nevada on May 19, 2005, and was in the process of developing an online payment system for use in the Chinese online community. Sekoya never achieved revenues and was a development stage company.  See discussion of reverse acquisition and recapitalization.

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya, a then shell corporation, merged with MEC and MEC became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya did not have any operations and majority-voting control was transferred to MEC.  The transaction also requires a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquirer, while Sekoya was deemed the legal acquirer. The historical financial statements of the Company are those of MEC, and of the consolidated entities from the date of Merger and subsequent.

Since the transaction was considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 did not apply for purposes of presenting pro-forma financial information.

Pursuant to the Merger, Sekoya’s majority stockholder cancelled 125,000,000 shares of common stock and the Company concurrently issues 39,562,501 shares of common stock to MEC.  Upon the closing of the reverse acquisition, MEC stockholders held 60% of the issued and outstanding shares of common stock.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
(Unaudited)

In connection with the reverse acquisition and recapitalization, all share and per share amounts were retroactively restated.

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
Notes to Financial Statements
March 31, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2009 and December 31, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and December 31, 2008, there were no balances that exceeded the federally insured limit.

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

At March 31, 2009, the Company had a concentration of accounts receivable with two customers of 59% and 40%.  At December 31, 2008, the Company had a concentration of accounts receivable with one customer of 97%.

During the three months ended March 31, 2009, the Company earned 81% and 13%, respectively, of its revenues from two customers.  During the three months ended March 31, 2008, the Company earned 99% of its revenues from one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, accrued compensation – related parties, accrued rent, loans payable – related party and loans payable - other, approximate fair value due to the relatively short period to maturity for these instruments.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
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

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
(Unaudited)

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2009 and 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.  See Note 6(A) for stock option grants.

Advertising

In accordance with Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the three months ended March 31, 2009 and 2008, respectively, was $919 and $14,668.

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use. During the three months ended March 31, 2009 and 2008, respectively, these costs primarily consisted of software development fees.

Stock-Based Compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
(Unaudited)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $114,074 and net cash used in operations of $24,097 for the three months ended March 31, 2009; and had a working capital deficit of $443,397, an accumulated deficit of $2,484,394 and a stockholders’ deficit of $430,533 at March 31, 2009.

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

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Note 4 Capital Stock Subscribed and Related Stock Issuance

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

During 2005, a lawsuit against the Company was filed in the State of California. The plaintiffs claimed the Company was using the technology created by the plaintiff company.  The Company was defending these claims based on its position that the technology was different and the parties entered into a settlement agreement regarding the investment when the relationship with the plaintiffs had ended.

On January 13, 2009, the parties involved in the litigation entered into and filed with the court a conditional settlement agreement. The Plaintiffs had until April 16, 2009 to accept or reject the terms of the settlement.  The Plaintiffs failed to show up at the hearing on April 16, 2009, and the case was dismissed.  Plaintiffs have until May 24, 2009 to show cause.

MyECheck, Inc. And Subsidiary
Notes to Financial Statements
March 31, 2009
(Unaudited)

At March 31, 2009, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer.  Compensation is $240,000 per year.  At March 31, 2009, the company had accrued compensation of $91,639 to the Chief Executive Officer.

Note 6 Subsequent Events

On April 7, 2009 the Company adopted the 2009 Equity Incentive Plan (the “Plan”) covering 10,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, employees, and consultants receive initial grants of options, which vest immediately, and the remaining unvested portion of a grant vests ratably over a three-year period.

(A)	Stock Option Grants

On May 11, 2009, the Company granted 7,300,000 non-qualified stock options to employees and non-employee consultants for services to be rendered.  The options are exercisable over a 5 - 10 year term at $0.13 per share and vest 25% immediately while the remaining 75% vests monthly in equal increments over a three-year period.  These options had a fair value of $871,827 using the Black-Scholes option-pricing model.

The fair value of these options is estimated on the date of grant using the following management weighted average assumptions:

Risk-free interest rate	1.44%
Expected dividend yield	0%
Expected volatility	223.25%
Expected life	5-10 years
Expected forfeitures	0%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited financial statements of the Company, included in our Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as require by law.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Three Months Ended March 31, 2009 and 2008.

MyECheck currently has limited revenues. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable and cash flow positive. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the three months ended March 31, 2009, we reported revenue from operations of $163,751 compared to $58,913 reported for the same period in 2008.  The operating loss for the three months ended March 31, 2009, was $114,074 compared to an operating loss of $264,635 for the same period in 2008.

The Company commenced revenue generating operations with clients since September 30, 2007. The Company believes that its revenue generating operations will continue and expand during 2009.

There are trends in sales that would have a material affect on MyECheck. In recent months there has been a marked increase in the number of applications and inquiry for MyECheck’s services. Management expects this trend to continue throughout 2009, however there can be no assurances that the current trend will continue.

In 2009 the Company’s revenue increases over the prior year is attributed to increased volume from additional merchant customers.

The general and administrative expenses associated with the Company’s operations decreased, primarily due to the expenses, which were non-recurring, associated with the Company’s merger with the former Sekoya Holdings, Inc in 2008.  In addition, legal fees have decreased in the in 2009 because of the current disposition of legal proceedings described in  Part II: Other Information, Item 1: Legal Proceedings.

Research and development costs for 2009 were slightly higher than 2008 as the Company continues to enhance its information technology systems and operations.

Liquidity

As of March 31, 2009, MyECheck had cash on hand amounting to $4,329. MyECheck is currently operating cash flow negative and reflects a net loss. Management believes that the combination of revenue from operations and the proceeds from outside investment will be sufficient to fund operations, however there can be no assurance that revenues will be earned or that the expected investments will materialize.

Net cash used in investing activities was $0 for the three months ended March 31, 2009 compared to $259 net cash used in investing activities for the three months ended March 31, 2008.  The net cash used in investing activities for the three months ended March 31, 2008 resulted from cash acquired in the merger with Sekoya Holdings, LTD.

Net cash used in financing activities was $4,427 for the three months ended March 31, 2009 compared to $200,000 of net cash used in financing activities for the three months ended March 31, 2008. The net cash used in financing activities for the three months ended March 31, 2008 resulted from $200,000 for stock subscriptions from outside investors.

There are currently no commitments for capital expenditures.

There are currently no guarantees or other off balance sheet arrangements.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through revenues previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs long term.

Going Concern Consideration

We had a net loss of $114,074 and net cash used in operating activities of $24,097 for the three months ended March 31, 2009. In addition, we have an accumulated deficit of $2,484,394 as of March 31, 2009. At March 31, 2009, due to numerous negative indicators such as a loss from operations, net cash used in operations, and an accumulated deficit, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, and the audited financial statements included in our Annual Report for the year ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

(b) There has been no change in our internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

MyECheck may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, intellectual property infringement, or breach of contract actions incidental to the operation of its business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. MyECheck is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

MyECheck and Edward R. Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. On January 13, 2009, the parties involved in the litigation entered into and filed with the court a conditional settlement agreement. The Plaintiffs had until April 16, 2009 to accept or reject the terms of the settlement.  The Plaintiffs failed to show up at the hearing on April 16 and the case was dismissed.  Plaintiffs have until May 24, 2009, to show cause.

Item 1A. Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below, which are only a few of the risks associated with our business and our common stock. You should be in a position to risk the loss of your entire investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. May 15, 2009.

May 14, 2009	MYECHECK, INC.
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