Form 10-Q
period 2009-06-30
Myecheck Inc.
filed 2009-08-13
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on August 12, 2009, were 70,714,772 shares.

FORM 10-Q

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Contents

Page

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 19

MYECHECK, INC. AND SUBSIDIARY
 CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Contents

Page

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 19

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2009	December 31,2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$50,868	$23,999
Accounts receivable	18,208	13,253
Prepaid expenses	46,296	-
Debt issue costs - net	2,769	-
Total Current Assets	118,141	37,252

Other Assets
Deposit	12,864	12,864

Total Assets	$131,005	$50,116

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$205,470	$184,532
Accrued compensation - related parties	168,370	96,485
Loans payable - related party	38,864	38,864
Loans payable - other	46,694	46,694
Derivitive liabilities	120,464	-
Redeemable convertible note payable - net	384	-
Total Current Liabilities	580,246	366,575

Commitments and Contingencies (See note 7)

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
70,714,772 and 69,937,501 shares issued and outstanding	70,715	69,938
Additional paid in capital	2,385,756	1,983,923
Accumulated deficit	(2,905,712)	(2,370,320)
Total Stockholders' Deficit	(449,241)	(316,459)

Total Liabilities and Stockholders' Deficit	$131,005	$50,116

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Processing Revenues	$225,074	$110,805	388,825	$169,718

General and administrative	560,482	321,345	838,307	644,893

Loss from Operations	(335,408)	(210,540)	(449,482)	(475,175)

Other Expense
Derivative expense	79,044	-	79,044	-
Change in fair value of derivative liabilities	6,420	-	6,420	-
Interest expense	446	-	446	-
Total Other Expense	85,910	-	85,910	-

Net Loss	$(421,318)	$(210,540)	(535,392)	$(475,175)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	70,094,494	65,937,500	70,016,431	65,937,500

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(535,392)	$(475,175)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	415	-
Loss on settlement of accounts payable	52,818	-
Derivative expense	79,044	-
Change in fair value of derivative liability	6,420
Stock issued for services	23,032	-
Stock based compensation - employees	232,493	-
Stock based compensation - consultants	15,345	-
Changes in operating assets and liabilities:
Increase in:
Accounts receivable	(4,955)	-
Prepaid expenses	(1,328)	(382)
Increase in:
Accounts payable and accrued expenses	54,892	26,780
Accrued compensation - related parties	71,885	-
Net Cash Used in Operating Activities	(5,331)	(448,777)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	-	259
Net Cash Provided by Investing Activities	-	259

Cash Flows from Financing Activities:
Cash paid as debt issue costs	(2,800)	-
Repayments of loans payable - related parties	-	(10,000)
Proceeds from loans payable - other	-	1,300
Proceeds from convertible note payable	35,000	-
Proceeds from capital stock subscribed	-	400,000
Net Cash Provided by Financing Activities	32,200	391,300

Net Increase (Decrease) in Cash	26,869	(57,218)

Cash at Beginning of Period	23,999	98,732

Cash at End of Period	$50,868	$41,514

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities

Derivative liability and debt discount arising in connection with issuance of convertible note	$35,000	$-
Issuance of stock for future services	$68,000	$-
Stock issued to settle accounts payable	$86,772	$-

See accompanying notes to unaudited financial statements

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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
June 30, 2009
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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2009 and December 31, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and December 31, 2008, there were no balances that exceeded the federally insured limit.

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

At June 30, 2009, the Company had a concentration of accounts receivable with two customers of 83% and 16%.  At December 31, 2008, the Company had a concentration of accounts receivable with one customer of 97%.

During the six months ended June 30, 2009, the Company earned 79% and 17%, respectively, of its revenues from two customers.  During the six months ended June 30, 2008, the Company earned 99% of its revenues from one customer.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable and accrued expenses, accrued compensation – related parties, loans payable – related party, loans payable – other, derivative liabilities and convertible note payable, approximate fair value due to the relatively short period to maturity for these instruments.

Debt Issue Cost

The Company has paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense (see Note 4).

Beneficial Conversion Feature

Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” If the Company were to record a beneficial conversion feature, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Financial Instruments

Pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company reviews all convertible debt instruments for the existence of an embedded conversion option, which may require bifurcation, fair value accounting and a related mark to market adjustment at each reporting period end date.  In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," and related guidance, the Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing convertible debt instruments, management first reviews the guidance of EITF No.’s 98-5, 00-27 and 05-2 as well as SFAS No. 150 to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring a fair value measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as potential derivative financial instruments.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Once determined that these are derivative financial instruments, the Company records these instruments as derivative liabilities.  The fair value of these instruments are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.  In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.  In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.’s 00-19.

Finally, if necessary, the Company would apply the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions.  Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded. The Company did not have any liquidated damage clauses for any of their financing transactions as of June 30, 2009.

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
June 30, 2009
(Unaudited)

Revenue from check guarantee services is derived from fees collected from merchants to process transaction to an outside service provider under contract with the Company.  This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

For the six months ended June 30, 2009, the Company had 7,300,000 options, and for the six months ended June 30, 2008, the Company had no common stock equivalents outstanding.  These common stock equivalents in 2009 were issued in connection with the Company’s stock option grants to employees and consultants; however since the Company reflected a net loss in 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Advertising

In accordance with Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.  Advertising expense for the six months ended June 30, 2009 and 2008, respectively, was $2,683 and $18,676.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

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
June 30, 2009
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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $535,392 and net cash used in operations of $5,331 for the six months ended June 30, 2009; and had a working capital deficit of $462,105, an accumulated deficit of $2,905,712 and a stockholders’ deficit of $449,241 at June 30, 2009.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

Note 4 Convertible Debt, Debt Discount. Debt Issue Costs and Fair Value Measurement of Derivative Financial Instruments

Terms

On June 26, 2009, the Company issued redeemable convertible debt totaling $35,000.  The Company paid $2,800 in debt issue costs and received net proceeds of $32,200.  The note has a term of one year and bears interest at 8%.

Conversion

(1)
The debt is convertible based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period.  The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity.  If any portion of the principal and/or interest are not paid within 10 days of when it is due (beginning June 26, 2010), the discount multiplier used to determine the conversion price decreases 1% for each period of 10 business days that any portion of the amount due remains unpaid by the Company for all conversions thereafter.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

(2)
If the average price per share (as computed above based upon a 60% discount) of the Company’s stock is below $0.10, the Company has the right to prepay the portion of the Debenture that the Holder elected to convert, plus any unpaid interest, at 150% of such amount.  The Company has the option with written notice to the Holder to prepay the note at 150% of the principal amount and accrued interest to the date of payment.

(3)
If conversion is held up by a third party or the company cannot convert the note into common stock, all amounts are accelerated for payment and redeemable in cash at a price of 175% of principal plus all unpaid accrued interest to date.

(4)
If the note goes into default, the holder may elect to cancel any outstanding conversion notice and declare all amounts due and payable in cash at a price of 150% of principal plus all unpaid accrued interest to date.

On or before the 4th business day following the receipt of debt proceeds, June 30, 2009, the Company was required to file a Form 8-K announcing this debt transaction.  Since the Company did not file an 8-K within this time period, the discount multiplier used to determine the conversion price decreases by 1% for each period of 5 business days that the 8-K is not filed by the Company following the June 30th due date.  The Company did not file an 8-K by June 30, 2009 and is seeking a waiver from the Holder for this penalty.  There is no financial statement impact for this matter as the additional 1% discount is first applicable on July 1, 2009.

Derivative Financial Instruments

The $35,000 convertible debt instrument was determined to have three separate derivative liability instruments requiring bifurcation and the computation of fair value under SFAS No. 133 and EITF No. 00-19. These features are:

(1)	Variability of the conversion price at 60% discount.
(2)
Debt is redeemable in cash at 175% of face amount, due to clause allowing for acceleration of payment.  SFAS No. 133, Derivative Implementation Group Issue No. B-16 indicates that since there is a contingent put option (exercisable by the holder in event of default), then the put option is not clearly and closely related to the debt host contract.  Additionally, the contingent put option was indexed to an extraneous factor, the event of default, rather than interest rates or credit risk.

(3)	In the event of default, holder can cancel any outstanding conversion notice and redeem outstanding amount at 150%.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

The Company has computed the commitment date fair value based upon the following management assumptions:

Expected dividends	0%
Expected volatility	247.45%
Expected term	1 year
Risk free interest rate	0.45%

The fair value of these three embedded conversion options at the commitment date was $114,044.  Of the total, $35,000 is assigned to debt discount and $79,044 is derivative expense.

Debt Discount

In connection with the issuance of the secured convertible note, the Company recorded a debt discount of $35,000. These debt issue costs are being amortized to interest expense through June 26, 2010. For the three and six months ended June 30, 2009, the Company recorded amortization of $384. At June 30, 2009, debt discount is presented net totaling $34,616.  At June 30, 2009, redeemable convertible debt, net of debt discount is $384.

Mark to Market Adjustment

The Company has marked to market these derivative financial instruments at June 30, 2009, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	247.52%
Expected term	0.99 years
Risk free interest rate	0.56%

Debt Issue Costs

In connection with the issuance of the secured convertible note, the Company paid debt-offering costs of $2,800. These debt issue costs are being amortized to interest expense through June 26, 2010. For the three and six months ended June 30, 2009, the Company recorded amortization of $31. Debt issue costs are presented net totaling $2,769.

Note 5 Capital Stock Subscribed and Related Stock Issuance

In connection with the March 14, 2008 Merger, the Company had agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties.  Each unit consists of one share of common stock and one warrant.  The Company will issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share.  The warrants expire two years from the grant date. The shares and warrants will not be issued until the entire $2,000,000 has been received from these third parties.  During the six months ended June 30, 2008, the Company received $400,000.  At June 30, 2009, the warrants have not been issued.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 6 Stockholders’ Deficit

On April 7, 2009 the Company adopted the 2009 Equity Incentive Plan (the “Plan”) covering 10,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, employees, and consultants receive initial grants of options, which vest immediately, and the remaining unvested portion of a grant vests ratably over a three-year period.

(A) Stock Issuance

On May 22, 2009, the Company issued 400,000 shares of common stock to a consultant for future services through August 22, 2009, having a fair value of $68,000 ($0.17/share), based upon the quoted closing trading price.  The Company expensed $23,032 during the three and six months ended June 30, 2009. The remaining $44,968 is reflected as a component of prepaid expense.

On June 25, 2009, the Company issued 377,271 shares of common stock in settlement of accounts payable totaling $33,954.  The fair value of the shares issued was $86,772, based upon the quoted closing trading price ($0.23/share). The Company recorded a loss on settlement of $52,818 for the three and six months ended June 30, 2009.

(B) Stock Option Grants

On May 11, 2009, the Company granted 7,300,000 non-qualified stock options to employees and non-employee consultants for services to be rendered.  The options are exercisable over a 5 - 10 year term at $0.13 per share and vest 25% immediately while the remaining 75% vests monthly in equal increments over a three-year period.  These options had a fair value of $871,828 using the Black-Scholes option-pricing model.

The fair value of these options was estimated on the date of grant using the following management weighted average assumptions:

Risk-free interest rate	1.44%
Expected dividend yield	0%
Expected volatility	223.25%
Expected life	5-10 years
Expected forfeitures	0%

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

For the six months ended June 30, 2009, the Company recognized $247,838 in stock based compensation expense related to 7,300,000 options granted during 2009.

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	-	$-
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – June 30, 2009	7,300,000	$0.13
Exercisable – June 30, 2009	2,129,167	$0.13
Weighted average fair value of options granted during the period ended June 30, 2009	$871,828	$0.12
Weighted average fair value of options exercisable at June 30, 2009	$254,283	$0.12

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	7,300,000	9.15 years	$0.13

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	2,129,167	9.15 years	$0.13

At June 30, 2009, the total intrinsic value of options outstanding and exercisable was $511,000 and $149,042, respectively.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2007
Granted	-	-
Vested	-	-
Cancelled or forfeited	-	-
Outstanding – December 31, 2008	-	-
Granted	7,300,000	$0.12
Vested	(2,129,167)	0.12
Cancelled or forfeited	-	-
Outstanding – March 31, 2009	5,170,833	$0.12

Total unrecognized share-based compensation expense from non-vested stock options at June 30, 2009 was $617,545, which is expected to be recognized over a weighted average period of approximately of 2.86 years.

Note 7 Commitments and Contingencies

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

On January 13, 2009, the parties involved in the litigation entered into and filed with the court a conditional settlement agreement. The Plaintiffs had until April 16, 2009 to accept or reject the terms of the settlement.  The Plaintiffs failed to show up at the hearing on April 16, 2009, and the case was dismissed.  Plaintiffs had until May 24, 2009 to show cause.  The Plaintiffs failed to appear at the May 24, 2009 hearing but were later granted a hearing in July 2009.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Counsel representing the Company appeared on July 30, 2009 in Department 9 of the El Dorado Superior Court.  The matter was continued to October 22, 2009.

At June 30, 2009, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer.  Compensation is $240,000 per year.  At June 30, 2009, the company had accrued compensation of $97,478 to the Chief Executive Officer.

Note 8 Subsequent Events

The Company has evaluated, for subsequent events between the balance sheet date of June 30, 2009 and August 13, 2009, the date the financial statements were issued.

On August 3, 2009, the Company entered into a consulting agreement with a third party to provide investor relations services over a six month period. The consultant will be paid $10,000 per month and will receive three tranches of three year 250,000 cashless warrants on September 3, 2009, October 3, 2009 and November 2, 2009 with exercise prices of $0.25, $0.35 and $0.45, respectively. The Company will apply the Black-Scholes model to determine the fair value of these warrants on their effective grant dates.

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

See note “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements and our current report on Form 10-KSB for the year ended December 31, 2008, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008.

MyECheck currently has limited revenues. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable and cash flow positive. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the three months ended June 30, 2009, we reported revenue from operations of $225,074 compared to $110,805 reported for the same period in 2008.  The operating loss for the three months ended June 30, 2009, was $421,318 compared to an operating loss of $210,540 for the same period in 2008.

For the six months ended June 30, 2009, we reported revenue from operations of $388,825 compared to $169,718 reported for the same period in 2008.  The operating loss for the six months ended June 30, 2009, was $535,392 compared to an operating loss of $475,175 for the same period in 2008.

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

The general and administrative expenses associated with the Company’s operations increased primarily due to non-cash expenses related to stock based compensation of $247,838, common stock issued for services of $23,032 and loss incurred by the issuance of common stock for the settlement of accounts payable of $52,818.  Other non-cash expenses were attributed to recognition of derivative expense of $79,044 and the change in fair value of derivative liabilities of $6,420. In addition, legal fees have decreased in 2009 because of the current disposition of legal proceedings described in  Part II: Other Information, Item 1: Legal Proceedings.

Research and development costs for 2009 were slightly lower than 2008 as the Company continues to enhance its information technology systems and operations.

Liquidity

As of June 30, 2009, MyECheck had cash on hand amounting to $50,868. MyECheck is currently operating cash flow negative and reflects a net loss. Management believes that the combination of revenue from operations and the proceeds from outside investment will be sufficient to fund operations, however there can be no assurance that revenues will be earned or that the expected investments will materialize.

Net cash provided by financing activities was $32,200 for the six months ended June 30, 2009, compared to $391,300 of net cash provided by financing activities for the six months ended June 30, 2008. The net cash provided by financing activities for the six months ended June 30, 2009, resulted from proceeds from a $35,000 convertible note and cash paid for debt issue costs of $2,800.   The net cash provided by financing activities for the six months ended June 30, 2008 resulted from $400,000 for stock subscriptions from outside investors, $1,300 from proceeds from loans payable from a third party and a $10,000 repayment of a loan payable from a related party.

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

Going Concern Consideration

We had a net loss of $535,392 and net cash used in operating activities of $5,331 for the six months ended June 30, 2009. In addition, we have an accumulated deficit of $2,905,712 as of June 30, 2009. At June 30, 2009, due to numerous negative indicators such as a loss from operations, net cash used in operations, and an accumulated deficit, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, and the audited financial statements included in our Annual Report for the year ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

(b) There has been no change in our internal control over financial reporting during the six months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MyECheck and Edward R. Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. On January 13, 2009, the parties involved in the litigation entered into and filed with the court a conditional settlement agreement. The Plaintiffs had until April 16, 2009, to accept or reject the terms of the settlement.  The Plaintiffs failed to show up at the hearing on April 16 and the case was dismissed.  Plaintiffs had until May 24, 2009, to show cause. The Plaintiffs failed to appear at the May 24, 2009 hearing but was later granted a hearing in July. Counsel representing the Company appeared on July 30, 2009, in Department 9 of the El Dorado Superior Court.  The matter was continued to October 22, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2009, we entered into an 8% Convertible Debenture to obtain $35,000 in gross proceeds from a non-affiliated party (the "Lender"). The Maturity Date of the Debenture is June 26, 2010.

At the option of the Holder, the Debenture may be converted, either in whole or in part, up to the full Principal Amount hereof into shares of our Common Stock (calculated as to each such conversion to the nearest 1/100th of a share), at any time and from time to time until the outstanding balance is paid.

The number of Common Shares into which this Debenture may be converted is equal to the dollar amount of the Debenture being converted divided by the Conversion Price. The “Conversion Price” is equal to 60% of the average of the 3 lowest Volume Weighted Average Prices during the fifteen Trading Days prior to Holder’s election to convert (the percentage figure being a “Discount Multiplier”). The “Volume Weighted Average Price” per Common Share means the volume weighted average price of the Common Shares during any Trading Day.

 The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.

In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of approximately 318,182 shares of the Company's Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company's Common Stock a price below the Conversion Price.

The Debenture was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act’).

On August 3, 2009, we entered in an agreement with an unrelated non-affiliate to provide us with public recognition services, as we felt that the public was simply not aware of us and what we have to offer. This company will not be engaged in fund raising for us.  For its services, we will pay $10,000 per month for the next six months, and, and on each of the 31st, 61st, and 91st days following execution of the agreement, we are to deliver 250,000 cashless warrants to acquire shares of our Common Stock at exercise prices of $0.25, $0.35, and $0.45 per share, respectively.

These Warrants will be issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On December 1, 2007, we entered in an agreement with an unrelated non-affiliate to provide us with investor relations services. This company was not to be and has not been engaged in fund raising for us. By December 11, 2008, we were indebted to this company in the amount of $33,954. Earlier, in March of 2009, it was agreed that we would issue stock (shares of our Common Stock) to this company in lieu of cash, and on June 6, 2009, it was determined that this Balance Due would be satisfied by the issuance of 377, 271 Shares of our Common Stock.

Those shares of our Common Stock were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other information.

Not Applicable.

Item 6. Exhibits

(a) Exhibits
Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. August 13, 2009.

August 13, 2009	MYECHECK, INC.
/s/ "Edward R. Starrs"
Edward R. Starrs, President and Chief Executive Officer

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