Form 10-Q
period 2009-09-30
Myecheck Inc.
filed 2009-11-13
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on November 13, 2009, were _70,714,772________ shares.

FORM 10-Q
TABLE OF CONTENTS

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED September 30, 2009 AND 2008
(UNAUDITED)

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Contents

Page

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 21

MYECHECK, INC. AND SUBSIDIARY
 CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Contents

Page

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 21

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31,2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$67,841	$23,999
Accounts receivable	7,470	13,253
Prepaid expenses	10,661	-
Debt issue costs - net	2,071	-
Total Current Assets	88,043	37,252

Other Assets
Deposit	12,864	12,864

Total Assets	$100,907	$50,116

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$190,442	$184,532
Accrued compensation - related parties	175,810	96,485
Loans payable - related party	43,864	38,864
Loans payable - other	46,694	46,694
Derivative liabilities	143,962	-
Redeemable convertible note payable - net	9,205	-
Total Current Liabilities	609,977	366,575

Commitments and Contingencies (See note 8)

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized 70,714,772 and 69,937,501 shares issued and outstanding	70,715	69,938
Additional paid in capital	2,471,995	1,983,923
Accumulated deficit	(3,051,780)	(2,370,320)
Total Stockholders' Deficit	(509,070)	(316,459)

Total Liabilities and Stockholders' Deficit	$100,907	$50,116

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Processing Revenues	$238,608	$156,174	627,434	$325,892

General and administrative	350,922	278,736	1,189,230	923,629

Loss from Operations	(112,314)	(122,562)	(561,796)	(597,737)

Other (Income)/Expense
Derivative expense	-	-	79,044	-
Change in fair value of derivative liabilities	23,498	-	29,918	-
Interest expense	10,256	-	10,702	-
Other income	-	(1,475)	-	(1,475)
Total Other (Income)/Expense	33,754	(1,475)	119,664	(1,475)

Net Loss	$(146,068)	$(121,087)	(681,460)	$(596,262)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	70,714,722	68,894,022	70,251,769	56,245,439

See accompanying notes to unaudited financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(681,460)	$(596,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,934	-
Loss on settlement of accounts payable	52,818	-
Derivative expense	79,044	-
Change in fair value of derivative liability	29,918	-
Stock issued for services	68,000	-
Stock based compensation - employees	283,609	-
Stock based compensation - consultants	50,468	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	5,783	-
Prepaid expenses	(10,661)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	39,864	124,716
Accrued compensation - related parties	79,325	-
Net Cash Provided by (Used in) Operating Activities	6,642	(471,546)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	-	259
Net Cash Provided by Investing Activities	-	259

Cash Flows from Financing Activities:
Cash overdraft	-	1,531
Cash paid as debt issue costs	(2,800)	-
Proceeds from loan payable - related party	10,000	12,000
Repayments of loans payable - related parties	(5,000)	(22,000)
Proceeds from loans payable - other	-	1,300
Repayments of loans payable - other	-	(335)
Proceeds from convertible note payable	35,000	-
Proceeds from capital stock subscribed	-	400,000
Net Cash Provided by Financing Activities	37,200	392,496

Net Increase (Decrease) in Cash	43,842	(78,791)

Cash at Beginning of Period	23,999	98,732

Cash at End of Period	$67,841	$19,941

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$851
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities

Derivative liability and debt discount arising in connection with issuance of convertible note	$35,000	$-
Issuance of stock for future services	$68,000	$-
Stock issued to settle accounts payable	$86,772	$-
Issuance of common stock for prior common stock payable	$-	$1,200,000
Stock issued for subscription receivable	$-	$400,000

See accompanying notes to unaudited financial statements

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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

Since the transaction was considered a reverse acquisition and recapitalization, the guidance for purposes of presenting pro-forma financial information is not required.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
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
September 30, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2009 and December 31, 2008, there were no balances that exceeded the federally insured limit.

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

Concentrations

At September 30, 2009, the Company had a concentration of accounts receivable with one customer of 88%.  At December 31, 2008, the Company had a concentration of accounts receivable with one customer of 97%.

During the nine months ended September 30, 2009, the Company earned 81% and 16%, respectively, of its revenues from two customers.  During the nine months ended September 30, 2008, the Company earned 97% of its revenues from one customer.

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
September 30, 2009
(Unaudited)

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

Derivative Financial Instruments

The Company reviews all convertible debt instruments for the existence of an embedded conversion option, which may require bifurcation, fair value accounting and a related mark to market adjustment at each reporting period end date.  In addition, the Company may be required to classify certain stock equivalents issued in connection with the underlying debt instrument as derivative liabilities.

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing convertible debt instruments, management first reviews to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring a fair value measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as potential derivative financial instruments.

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

Finally, if necessary, the Company would apply the related guidance in determining the existence of liquidated damage provisions.  Liquidated damage provisions are not marked to market, but evaluated based upon the probability that a related liability should be recorded. The Company did not have any liquidated damage clauses for any of their financing transactions as of September 30, 2009.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Revenue Recognition

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

For the nine months ended September 30, 2009, the Company had 7,300,000 options, and for the nine months ended September 30, 2008, the Company had no common stock equivalents outstanding.  These common stock equivalents in 2009 were issued in connection with the Company’s stock option grants to employees and consultants; however since the Company reflected a net loss in 2009, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Advertising

Advertising is charged to operations as incurred.  Advertising expense for the nine months ended September 30, 2009 and 2008, respectively, was $3,691 and $7,939.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations.  Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options are based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  Forfeitures should be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $681,460 for the nine months ended September 30, 2009; and had a working capital deficit of $521,934, an accumulated deficit of $3,051,780 and a stockholders’ deficit of $509,070 at September 30, 2009.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

(4)
If the note goes into default, the holder may elect to cancel any outstanding conversion notice and declare all amounts due and payable in cash at a price of 150% of principal plus all unpaid accrued interest to date.

On or before the 4th business day following the receipt of debt proceeds, June 30, 2009, the Company was required to file a Form 8-K announcing this debt transaction.  Since the Company did not file an 8-K within this time period, the discount multiplier used to determine the conversion price decreases by 1% for each period of 5 business days that the 8-K is not filed by the Company following the June 30th due date.  The Company did not file an 8-K by June 30, 2009 and is seeking a waiver from the Holder for this penalty. The financial impact for the additional 1% discount penalty as of September 30, 2009 was 13%. On November 9, 2009, the debt holder waived the condition to file the 8-K.  At the next reporting period, the Company will remeasure the derivative financial instrument using a fixed discount multiplier of 60%.

Derivative Financial Instruments

The $35,000 convertible debt instrument was determined to have three separate derivative liability instruments requiring bifurcation and the computation of fair value.  These features are:

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

The fair value of these three embedded conversion options at the commitment date was $114,044.  Of the total, $35,000 was assigned to debt discount and $79,044 was recorded as a derivative expense.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Debt Discount

In connection with the issuance of the secured convertible note, the Company recorded a debt discount of $35,000. These debt issue costs are being amortized to interest expense through June 26, 2010. For the three and nine months ended September 30, 2009, the Company recorded amortization of $8,892 and $9,205, respectively. At September 30, 2009, debt discount is presented net totaling $25,795.  At September 30, 2009, redeemable convertible debt, net of debt discount is $9,205.

Mark to Market Adjustment

The Company has marked to market these derivative financial instruments at September 30, 2009, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	284.72%
Expected term	0.74 years
Risk free interest rate	0.40%

Debt Issue Costs

In connection with the issuance of the secured convertible note, the Company paid debt-offering costs of $2,800. These debt issue costs are being amortized to interest expense through June 26, 2010. For the three and nine months ended September 30, 2009, the Company recorded amortization of $698 and $729, respectively. Debt issue costs are presented net totaling $2,071.

Note 5 Loans Payable - Related Party

During 2009, the Company received an advance from its Chief Executive Officer of $10,000.  This advance is non-interest bearing, unsecured and due on demand.

During 2009, the Company repaid $5,000 to the Company’s Chief Technical Officer.

During 2008, the Company received an advance from its Chief Executive Officer of $12,000.

During 2008, the Company repaid $22,000 in advances to its Chief Executive Officer and Chief Technical Officer.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 6 Capital Stock Subscribed and Related Stock Issuance

In connection with the March 14, 2008 Merger, the Company had agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties.  Each unit consists of one share of common stock and one warrant.  The Company will issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share.  The warrants expire two years from the grant date. The shares and warrants will not be issued until the entire $2,000,000 has been received from these third parties.  During the nine months ended September 30, 2008, the Company received $400,000.  At September 30, 2009, the warrants have not been issued.

Note 7 Stockholders’ Deficit

On April 7, 2009 the Company adopted the 2009 Equity Incentive Plan (the “Plan”) covering 10,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, employees, and consultants receive initial grants of options, which vest immediately, and the remaining unvested portion of a grant vests ratably over a three-year period.

(A) Stock Issuance

On May 22, 2009, the Company issued 400,000 shares of common stock to a consultant for future services through August 22, 2009, having a fair value of $68,000 ($0.17/share), based upon the quoted closing trading price.  The Company expensed $68,000 during the three and nine months ended September 30, 2009.

On June 25, 2009, the Company issued 377,271 shares of common stock in settlement of accounts payable totaling $33,954.  The fair value of the shares issued was $86,772, based upon the quoted closing trading price ($0.23/share). The Company recorded a loss on settlement of $52,818 for the three and nine months ended September 30, 2009.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The fair value of these options was estimated on the date of grant using the following management weighted average assumptions:

Risk-free interest rate	1.44%
Expected dividend yield	0%
Expected volatility	223.25%
Expected life	5-10 years
Expected forfeitures	0%

For the nine months ended September 30, 2009, the Company recognized $302,327 in stock based compensation expense related to 7,300,000 options granted during 2009.

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	-	$-
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – September 30, 2009	7,300,000	$0.13
Exercisable – September 30, 2009	2,585,417	$0.13

Weighted average fair value of options granted during the period ended September 30, 2009	$871,828	$0.12

Weighted average fair value of options exercisable at September 30, 2009	$308,772	$0.12

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	7,300,000	8.90 years	$0.13

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	2,585,417	8.90 years	$0.13

At September 30, 2009, the total intrinsic value of options outstanding and exercisable was $146,000 and $51,708, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2007
Granted	-	-
Vested	-	-
Cancelled or forfeited	-	-
Outstanding – December 31, 2008	-	-
Granted	7,300,000	$0.12
Vested	(2,585,417)	0.12
Cancelled or forfeited	-	-
Outstanding – September 30, 2009	4,714,583	$0.12

Total unrecognized share-based compensation expense from non-vested stock options at September 30, 2009 was $563,055 which is expected to be recognized over a weighted average period of approximately of 2.61 years.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 8 Commitments and Contingencies

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

Counsel representing the Company appeared on July 30, 2009 in Department 9 of the El Dorado Superior Court.  The matter was continued to October 22, 2009.  At the October 22, 2009 hearing, Counsel representing the Company requested and received a 90 day extension.  Next hearing date is set for January 21, 2010.

At September 30, 2009, it was not possible to provide an assessment as to the likelihood of an unfavorable outcome; therefore, no estimate of the range of potential loss is possible.

(B) Employment Agreement

On January 1, 2007, the Company executed a three-year employment agreement with its Chief Executive Officer.  Compensation is $240,000 per year.  At September 30, 2009, the company had accrued compensation of $96,057 to the Chief Executive Officer.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

 (C) Investor Relations Agreement

On August 3, 2009, the Company entered into a consulting agreement with a third party to provide investor relations services over a six month period.  The consultant will be paid $10,000 per month and will receive three tranches of three year, 250,000 cashless warrants on September 3, 2009, October 3, 2009 and November 2, 2009 with exercise prices of $0.25, $0.35 and $0.45, respectively.

On September 3, 2009 the Company applied the Black-Scholes model to determine the fair value of the first tranche of warrants. The Company has used the following weighted average assumptions to compute the fair value of these warrants:

Expected dividends	0%
Expected volatility	275.10%
Expected term – warrants	3 years
Risk free interest rate	1.42%
Expected forfeiture	0%

On October 3, 2009 the Company applied the Black-Scholes model to determine the fair value of the second tranche of warrants. The Company has used the following weighted average assumptions to compute the fair value of these warrants:

Expected dividends	0%
Expected volatility	284.72%
Expected term – warrants	3 years
Risk free interest rate	1.38%
Expected forfeiture	0%

On November 2, 2009 the Company applied the Black-Scholes model to determine the fair value of the third tranche of warrants. The Company has used the following weighted average assumptions to compute the fair value of these warrants:

Expected dividends	0%
Expected volatility	290.19%
Expected term – warrants	3 years
Risk free interest rate	1.44%
Expected forfeiture	0%

The Company recognized the grant date fair value of these warrants with a corresponding expense of $31,750, $36,750 and $36,750 on September 3, 2009, October 3, 2009 and November 2, 2009, respectively.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company is disputing the delivery of all three tranches of warrants due to nonperformance. The Company intends to pursue all remedies in resolving this matter.

Note 9 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 13, 2009, the date the financial statements were issued.

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

See note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and our current report on Form 10-Q for the period ended September 30, 2009, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008.

MyECheck currently has limited revenues. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable and cash flow positive. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the three months ended September 30, 2009, we reported revenue from operations of $238,608 compared to $156,154 reported for the same period in 2008.  The operating loss for the three months ended September 30, 2009 was $146,068 compared to an operating loss of $121,087 for the same period in 2008.

For the nine months ended September 30, 2009, we reported revenue from operations of $627,434 compared to $325,892 reported for the same period in 2008.  The operating loss for the nine months ended September 30, 2009 was $681,460 compared to an operating loss of $596,262 for the same period in 2008.

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

The general and administrative expenses associated with the Company’s operations increased primarily due to non-cash expenses related to stock based compensation of $344,077, common stock issued for services of $68,000 and loss incurred by the issuance of common stock for the settlement of accounts payable of $52,818.  Other non-cash expenses were attributed to recognition of derivative expense of $79,044 and the change in fair value of derivative liabilities of $29,918. In addition, legal fees have decreased in 2009 because of the current disposition of legal proceedings described in Part II: Other Information, Item 1: Legal Proceedings.

Research and development costs for 2009 were slightly lower than 2008 as the Company continues to enhance its information technology systems and operations.

Liquidity

As of September 30, 2009, MyECheck had cash on hand amounting to $67,841. MyECheck is currently operating cash flow positive and reflects a net gain. Management believes that the combination of revenue from operations and the proceeds from outside investment will be sufficient to fund operations, however there can be no assurance that revenues will be earned or that the expected investments will materialize.

Net cash provided by financing activities was $37,200 for the nine months ended September 30, 2009, compared to $392,496 of net cash provided by financing activities for the nine months ended September 30, 2008. The net cash provided by financing activities for the nine months ended September 30, 2009, resulted from proceeds from a $35,000 convertible note, cash paid for debt issue costs of $2,800, proceeds from a loan payable from a related party of $10,000 and a repayment of a loan payable to a related party of $5,000.   The net cash provided by financing activities for the nine months ended September 30, 2008 resulted from $400,000 for stock subscriptions from outside investors, $1,300 from proceeds from loans payable from a third party and a $10,000 repayment of a loan payable from a related party, repayment of a loan payable of $335 and a cash overdraft of $1,531.

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

Going Concern Consideration

We had a net loss of $681,460 for the nine months ended September 30, 2009. In addition, we have an accumulated deficit of $3,051,780 as of September 30, 2009. At September 30, 2009, due to numerous negative indicators such as a loss from operations, and an accumulated deficit, there are concerns regarding our ability to continue as a going concern. Our financial statements included in this report, and the audited financial statements included in our Annual Report for the year ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

(b) There has been no change in our internal control over financial reporting during the nine months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MyECheck and Edward R. Starrs were sued in 2005 by an investor in a prior company in which Mr. Starrs was involved and which was developing a related, but different, technology. MyECheck intends to defend these claims vigorously. The investor is seeking return of approximately $350,000 and additional damages. On January 13, 2009, the parties involved in the litigation entered into and filed with the court a conditional settlement agreement. The Plaintiffs had until April 16, 2009, to accept or reject the terms of the settlement. The Plaintiffs failed to show up at the hearing on April 16 and the case was dismissed. Plaintiffs had until May 24, 2009, to show cause. The Plaintiffs failed to appear at the May 24, 2009 hearing but was later granted a hearing in July. Counsel representing the Company appeared on July 30, 2009, in Department 9 of the El Dorado Superior Court. The matter was continued to October 22, 2009. At the October 22, 2009 hearing, Counsel representing the Company requested and received a 90 day extension. The next hearing date is set for January 21, 2010.

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

In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of approximately 500,000 shares of the Company's Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company's Common Stock a price below the Conversion Price.

The Debenture was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act’).

On December 1, 2007, we entered in an agreement with an unrelated non-affiliate to provide us with investor relations services. This company was not to be and has not been engaged in fund raising for us. By December 11, 2008, we were indebted to this company in the amount of $33,954. Earlier, in March of 2008, it was agreed that we would issue stock (shares of our Common Stock) to this company in lieu of cash, and on June 6, 2009, it was determined that this Balance Due would be satisfied by the issuance of 377,271 Shares of our Common Stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. November 13, 2009.

November 13, 2009	MYECHECK, INC.
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