Form 10-K
period 2009-12-31
Myecheck Inc.
filed 2010-04-15
CIK 1347004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended December 31, 2009

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates (29,448,521 shares) computed by reference as of April 14, 2010 is $4,122,793.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 15, 2010 there are 70,864,772 common shares outstanding.

MyECheck, Inc.

FORM 10-K

For the Fiscal Year ended December 31, 2009

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

MyECheck entered into a merger agreement with Sekoya Holdings Ltd., a Nevada corporation in November 2007, amended and restated February 4, 2008. The merger was effective March 14, 2008. Shareholders of Sekoya at the time of the merger would own approximately 40% of the shares of the surviving company and shareholders of MyECheck would own approximately 60% of the surviving company, with all parties being diluted by additional financing to be completed following the Merger (excluding 2,000,000 shares held in escrow as remedies for breaches of the Merger Agreement).

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

Employees and Contractors

As of January 1, 2010, MyECheck had 4 full time employees and 6 independent contractors.

Leases

The Company leases its corporate office under a non-cancelable rental agreement through December 2009. Monthly payments at the inception of the lease terms were $8,576 and increase 4% annually.  During 2009, the Company extended the non-cancelable operating lease.  This lease expires on February 28, 2012.

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

Software Development

In April 2006, MyECheck entered into an open ended software development agreement with R Systems International Ltd., a software product development company, and that agreement continues to be in effect. MyECheck also develops some of its software in-house and utilizes an independent contractor. During the past four years, research and development costs associated with the development of the software have been approximately $183,000.

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

During 2008 and 2009, the Company expanded its relationships with larger customers and as a result of their banking requirements, the Company implemented processing of Check 21 files directly to the bank instead of entering into agreements to use their bank’s FedLine account to electronically access the Federal Reserve check clearing system.  As more banks have implemented Check 21 clearing processes with the Federal Reserve, the need to use a bank’s FedLine to process transactions directly to the Federal Reserve has diminished.

On January 29, 2010, the Company’s sponsoring bank, First Regional Bank, was closed by the Federal Deposit Insurance Corporation (FDIC).  The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank.  The Company is in the process of moving its customers to one of its other processing banks.

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

The Cardinal mobile platform leverages its merchant network, bank network and payment brands by linking them with end users’ mobile phones through an integrated mobile platform.  Cardinal's proprietary and easily deployable technology provides consumers, merchants, card issuers, and processors the ability to conduct authenticated Internet, wireless and m    obile transactions safely and securely. Headquartered in Cleveland, Ohio, with facilities in the United States, Europe and Africa, CardinalCommerce services a global customer base.

In 2009, MyECheck announced a partnership with Morse Data Corporation.  Morse Data’s InOrder solution is a leading enterprise management system for multi-channel merchants, fulfillment service providers and publishers. Easily deployed as an off-the-shelf system, InOrder accommodates all sales channels, including web, phone, fax, EDI, POS and catalog sales in real time for immediate and accurate inventory and order processing.

MyECheck also announced that it had signed an agreement with Regal Entertainment Group, the world’s largest motion picture exhibitor.  Regal patrons are able to purchase discount movie tickets and gift cards by securely entering their checking account details on the Regal website. The MyECheck service works with every checking account in the United States, including all business accounts, enabling more Regal patrons to purchase online.

Additionally, MyECheck announced it had entered into a definitive agreement with Simplifile, the leading provider of electronic recording services. The agreement  facilitates the MyECheck Remotely Created Check solution into the Simplifile e-recording service which allows Simplifile customers to make payments for recording and submission fees using an online check imaging process.

MyECheck also announced several other new merchants during the course of 2009. MyECheck is substantially reliant on these agreements for its business. If MyECheck develops a broader base of customers and vendor relationships, that reliance may decrease, but there can be no assurances as to the timing or extent of such growth.

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

“Going concern” opinion by auditors

The report of the auditors accompany the Company’s financial statements included herein notes that the Company has a net loss of $983,793  and net cash used in operations of $53,944  for the year ended December 31, 2009, a working capital deficit of $672,276, an accumulated deficit of $3,354,113 and a stockholders’ deficit of $659,412 at December 31, 2009. As a result of these factors, the auditors noted that there was “substantial doubt” about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets.  The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2010.  The Company is also dependent on maintaining their positive approval status with the Federal Reserve.  If the Company were to lose this approval, their ability to provide services would be affected negatively.  The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve.  If the Company were to lose bank sponsorship, their ability to provide services would be affected negatively. On January 29, 2010, the Company’s sponsoring bank was closed by the Federal Deposit Insurance Corporation (FDIC).  The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts.  The new bank elected to reject the Company’s agreement with the old bank.  The Company is in the process of moving its customers to one of its other processing banks.

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

During 2005, a lawsuit was filed against the Company in the State of California, claiming the Company was using the technology created by the plaintiff. On March 31, 2010, the Company settled the case with the plaintiff with a payment of 275,000 shares of the Company’s stock.  The stock was valued at $46,750 ($0.17/share), based upon the quoted closing trading price. Since the potential loss on settlement existed at December 31, 2009, the Company accrued the settlement as the amount was known prior to the issuance of these financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended December 31, 2009.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "MYEC". Our common stock has been listed on the OTC Bulletin Board since October 2006. There is currently no significant  trading in our common stock and there has been    little   active trading since our common stock has been listed on the OTC Bulletin Board. Prior to the merger, any trading in the Company’s shares did not represent trading based on the current operations or business of the Company.

As of December 31, 2009, the approximate number of holders of Common Stock of the Company is 54.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.

The Company earns revenue from services, which has included the following:  electronic check processing, financial verification, identity verification and check guarantee services. The services are performed under the terms of a contract with a customer, which states the services to be utilized and the terms and fixed price for all services under contract.  The price of these services may be a fixed fee per transaction and/or a percentage of the transaction processed depending on the service.

Revenue from electronic check processing is derived from fees collected from merchants to convert merchant customer check data into an electronic image of a paper draft, which allows the Company to deposit the funds to the merchant’s bank through image clearing with the Federal Reserve on behalf of the bank.  The Company recognizes the revenue related to electronic check processing fees when the services are performed.

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

Stock-based compensation

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense in the consolidated statement of operations.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Operating Lease

The Company leased its corporate office under a non-cancelable rental agreement from May 2005 through December 2009.  During 2009, the Company extended the non-cancelable operating lease.  This lease expires on February 28, 2012.

Liquidity

As of December 31, 2009, MyECheck had cash on hand amounting to $7,255. MyECheck is currently operating cash flow negative and its operating expenses exceed its operating income.

There are currently no commitments for capital expenditures.

There are trends in sales that would have a material affect on MyECheck. In recent months there has been a marked increase in the number of applications for MyECheck’s services. Management expects this trend to continue throughout 2010, however there can be no assurances that the current trend will continue.

There are currently no guarantees or other off balance sheet arrangements.

Revenue from operations during the year ended December 31, 2009 was $725,331. During the year ended December 31, 2008, revenue from operations was $548,159.

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

The Company’s auditors have issued a “going concern” qualification to their opinion on the Company’s financial statements.  The Company expects to require additional capital infusions during 2010 and may not survive without such capital infusions.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Berman & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors and executive officers of MyECheck are as follows:

Name	Age	Position(s)	Date Appointed

Edward Robert Starrs	49	President	October 29, 2004
		Chief Executive Officer
		Chairman of the Board
		Director

Robert Stephen Blandford	50	Vice President of Technology	October 29, 2004
		Chief Technology Officer
		Secretary
		Director

James Ronald Heidinger	53	Vice President of Finance	May 15, 2006
		Chief Financial Officer
		Treasurer
		Director

Edward R Starrs

Mr. Starrs has more than 20 years experience as an international business executive with management experience in multiple industries. He has been an officer and director of MyECheck since its formation in 2004. Previously, Mr. Starrs was President of Starnet Systems International, Inc., a wholly owned subsidiary of a public company that was processing more than $2 billion annually in Internet transactions.

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

MyECheck pays. R Stephen Blandford, MyECheck's Vice President of Technology and Chief Technology Officer, an annual salary of $90,000 and provides health insurance coverage for Mr. Blandford  .

MyECheck pays Mr. James R Heidinger, MyECheck's Vice President of Finance and Chief Financial Officer, an annual salary of $135,000 and provides complete health insurance coverage for Mr. Heidinger.

MyECheck does not provide compensation for its directors.

The following table sets forth the total compensation MyECheck pays its Officers.

	Annual Compensation				Long-Term Compensation
					Awards		Pay-outs
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compensation ($)

Edward R Starrs	2009	240,000	0	19,317	128,356	0	0	0
(Chairman & CEO)

R Stephen Blandford	2009	90,000	0	6,816	99,960	0	0	0
(Chief Technology Officer, Director)

James R Heidinger	2009	135,000	0	9,268	99,960	0	0	0
(Chief Financial Officer, Director)

Option/SAR Grants

On April 7, 2009 the Company adopted the 2009 Equity Incentive Plan (the “Plan”) covering 10,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, employees, and consultants receive initial grants of options, which vest immediately, and the remaining unvested portion of a grant vests ratably over a three-year period.

On May 11, 2009, the Company granted 7,300,000 non-qualified stock options to employees and non-employee consultants for services to be rendered over a three-year period.  The options are exercisable over a 5 - 10 year term at $0.13 per share and vest 25% immediately while the remaining 75% vests monthly in equal increments over a three-year period.  These options had a fair value of $871,828 using the Black-Scholes option-pricing model.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

Name and Address of Beneficial Owner	Common Stock	Percentage

Edward Robert Starrs	29,168,751	41.61%
674 Platt Circle
El Dorado Hills, CA 95762

Robert Stephen Blandford	2,769,375	3.91%
2624 Alana Ct
Cameron Park, CA 95682

James Ronald Heidinger	1,478,125	2.08%
488 Lakeridge Court
El Dorado Hills, CA 95762

Anshan Finance Ltd *	4,000,000	5.65%
Jasmine Court
35A Regent Street
Belize City, Belize

Youngal Group Ltd.*	4,000,000	5.65%
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

2009 - Berman & Company, P.A.  $41,000

2008 - Berman & Company, P.A.  $40,000

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2009 - Berman & Company, P.A.  None

2008 - Berman & Company, P.A.  None

3) Tax Fees - None

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - Berman & Company, P.A. - None

2008 - Berman & Company, P.A. - None

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - Berman & Company, P.A.  None

2008 - Berman & Company, P.A.  None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15st day of April, 2010.

MyECheck, Inc.

(Registrant)

By: /s/ Ed Starrs

Ed Starrs

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ed Starrs		April 15, 2010
Edward Robert Starrs	President, Chief Executive Officer,
Chairman of the Board, Director

/s/ James Heidinger		April 15, 2010
James Ronald Heidinger	Vice President of Finance,
Chief Financial Officer, Treasurer, Director

/s/ Robert Stephen Blandford		April 15, 2010
Robert Stephen Blandford	Vice President of Technology,
Chief Technology Officer, Secretary, Director

MYECHECK, INC. AND SUBSIDIARY
 CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Contents

BERMAN & COMPANY, P. A.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
MyECheck, Inc.

We have audited the accompanying consolidated balance sheets of MyECheck, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyECheck, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $983,793 and net cash used in operations of $53,944 for the year ended December 31, 2009, and at December 31, 2009 had a working capital deficit of $672,276 and a stockholders' deficit of $659,412. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
April 15, 2010

551 NW 77th Street Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2009	December 31,2008

ASSETS

Current Assets
Cash	$7,255	$23,999
Accounts receivable	7,245	13,253
Prepaid expenses	3,112	-
Debt issue costs - net	1,358	-
Total Current Assets	18,970	37,252

Other Assets
Deposit	12,864	12,864

Total Assets	$31,834	$50,116

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$220,270	$184,532
Accrued compensation - related parties	198,969	96,485
Accrued settlement payable	46,750	-
Loans payable - related parties	43,864	38,864
Loans payable - other	46,694	46,694
Derivative liabilities	116,672	-
Redeemable convertible note payable - net	18,027	-
Total Current Liabilities	691,246	366,575

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
70,864,772 and 69,937,501 shares issued and outstanding	70,865	69,938
Additional paid in capital	2,623,835	1,983,923
Accumulated deficit	(3,354,113)	(2,370,320)
Total Stockholders' Deficit	(659,412)	(316,459)

Total Liabilities and Stockholders' Deficit	$31,834	$50,116

See accompanying notes to financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008

Processing Revenues	$725,331	$548,159

General and Administrative	1,506,974	1,592,908

Loss from Operations	(781,643)	(1,044,749)

Other (Income)/Expense
Change in fair value of derivative liabilities	2,628	-
Derivative expense	79,044	-
Interest expense	20,910	-
Loss on settlement of accounts payable	52,818	-
Settlement expense	46,750	-
Other income	-	(41,373)
Total Other (Income)/Expense	202,150	(41,373)

Net Loss	$(983,793)	$(1,003,376)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the year - basic and diluted	70,386,965	59,687,159

See accompanying notes to financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -in Capital	Deficit	Total

Balance, December 31, 2007	26,375,000	$26,375	$73,896	$(1,366,944)	$(1,266,673)

Issuance of shares in reverse acquisition treated as a recapitalization	39,562,501	39,563	(85,973)	-	(46,410)

Stock issued for cash ($0.50/share)	4,000,000	4,000	1,996,000	-	2,000,000

Net loss, 2008	-	-	-	(1,003,376)	(1,003,376)

Balance, December 31, 2008	69,937,501	69,938	1,983,923	(2,370,320)	(316,459)

Stock issued to settle accounts payable ($0.23/share)	377,271	377	86,395	-	86,772

Stock based compensation	-	-	356,817	-	356,817

Stock issued for services ($0.16 and $0.17/share)	550,000	550	91,450	-	92,000

Warrants issued for services	-	-	105,250	-	105,250

Net Loss, 2009	-	-	-	(983,793)	(983,793)

Balance, December 31, 2009	70,864,772	$70,865	$2,623,835	$(3,354,113)	$(659,412)

See accompanying notes to financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(983,793)	$(1,003,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	18,027	-
Amortization of debt issue costs	1,442
Derivative expense	2,628	-
Change in fair value of derivative liabilities	79,044	-
Stock based compensation	356,817	-
Stock issued for services	92,000	-
Warrants issued for services	105,250	-
Loss on accounts payable settlement	52,818	-
Provision for uncollectible subscription receivable	-	400,000
Cash overdraft forgiven by bank	-	(41,373)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	6,008	(13,253)
Prepaid expenses	(3,111)	-
Increase in:
Accounts payable and accrued expenses	69,692	90,243
Accrued settlement payable	46,750	-
Accrued compensation - related parties	102,484	96,485
Net Cash Provided by (Used in) Operating Activities	(53,944)	(471,274)

Cash Flows from Investing Activities:
Cash acquired in reverse acquisition	-	259
Net Cash Provided by Investing Activities	-	259

Cash Flows from Financing Activities:
Cash paid as debt issue costs	(2,800)	-
Proceeds from loan payable - related parties	10,000	17,317
Repayments of loans payable - related party	(5,000)	(22,000)
Proceeds from loans payable - other	-	1,300
Repayments of loans payable - other	-	(335)
Proceeds from convertible note payable	35,000	-
Proceeds from capital stock subscribed	-	400,000
Net Cash Provided by Financing Activities	37,200	396,282

Net Decrease in Cash	(16,744)	(74,733)

Cash at Beginning of Year	23,999	98,732

Cash at End of Year	$7,255	$23,999

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$1,651
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities

Derivative liability and debt discount arising in connection with issuance of convertible note	$35,000	$-
Stock issued to settle accounts payable	$86,772	$-
Issuance of common stock for prior common stock payable	$-	$1,200,000
Stock issued for subscription receivable	$-	$400,000

See accompanying notes to financial statements

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1 Basis of Presentation, Organization and Nature of Operations

MyECheck, Inc. (“MEC”) (“the Company”) was incorporated in the state of Delaware on October 29, 2004.  The Company’s office is located in El Dorado Hills, California.

Sekoya Holdings, Ltd. (“Sekoya”) was incorporated in Nevada on May 19, 2005, and was a development stage company that never achieved revenue.

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

Since the transaction is considered a reverse acquisition and recapitalization, presenting pro-forma financial information was not required.

Under the terms of the merger, Sekoya’s majority stockholder cancelled 125,000,000 shares of common stock and the Company issued 39,562,501 shares of common stock to MEC.  Upon the closing of the reverse acquisition, MEC stockholders held 60% of the issued and outstanding shares of common stock.

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
December 31, 2009 and 2008

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of warrants granted, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At December 31, 2009 and 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2009 and 2008, there were no balances that exceeded the federally insured limit.

At December 31, 2008, the Company’s bank forgave a liability recorded on the books as a cash overdraft in the amount of $41,373.  The Company recorded the forgiveness as other income.

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

Concentrations

The following are concentrations associated with the Company’s operations:

(A)	Accounts Receivable

Customer	December 31, 2009	December 31, 2008
A	85%	97%
B	12%	-%

(B)	Revenues

Customer	December 31, 2009	December 31, 2008
A	79%	96%
B	16%	-%

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued expenses, accrued compensation – related parties, loans payable – related parties and loans payable - other, approximate fair value due to the relatively short period to maturity for these instruments.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense (see Note 4).

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature (See Note 4) indicated a rate of conversion that was below market value, however, the Company did not record a "beneficial conversion feature" ("BCF"), since this instrument was determined to be a derivative financial instrument.

If the Company were to record a beneficial conversion feature, the relative fair value of the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.

The Company earns revenue from services, which has included the following:  electronic check processing, financial verification, identity verification and check guarantee services. The services are performed under the terms of a contract with a customer, which states the services to be utilized and the terms and fixed price for all services under contract.  The price of these services may be a fixed fee per transaction and/or a percentage of the transaction processed depending on the service.

Revenue from electronic check processing is derived from fees collected from merchants to convert merchant customer check data into an electronic image of a paper draft, which allows the Company to deposit the funds to the merchant’s bank through image clearing with the Federal Reserve on behalf of the bank.  The Company recognizes the revenue related to electronic check processing fees when the services are performed.

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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2009:

Convertible debt – face amount of $35,000, conversion price of $0.066	530,303
Common stock warrants	750,000
Common stock options	7,300,000
Total common stock equivalents	8,580,303

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company had no common stock equivalents at December 31, 2008

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Advertising

Advertising is expensed as incurred.  For 2009 and 2008, advertising expense was $3,853 and $41,457, respectively.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Segment Information

For 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Reclassification

Certain amounts in the year 2008 financial statements have been reclassified to conform to the year 2009 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $983,793 and net cash used in operations of $53,944 for the year ended December 31, 2009, a working capital deficit of $672,276 and a stockholders’ deficit of $659,412 at December 31, 2009.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets.  The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2010.  The Company is also dependent on maintaining their positive approval status with the Federal Reserve.  If the Company were to lose this approval, their ability to provide services would be affected negatively.  The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve.  If the Company were to lose bank sponsorship, their ability to provide services would be affected negatively. On January 29, 2010, the Company’s sponsoring bank was closed by the Federal Deposit Insurance Corporation (FDIC).  The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts.  The new bank elected to reject the Company’s agreement with the old bank.  The Company is in the process of moving its customers to one of its other processing banks.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

On or before the 4th business day following the receipt of debt proceeds, June 30, 2009, the Company was required to file a Form 8-K announcing this debt transaction.  Since the Company did not file an 8-K within this time period, the discount multiplier used to determine the conversion price decreases by 1% for each period of 5 business days that the 8-K is not filed by the Company following the June 30th due date.  The Company did not file an 8-K by June 30, 2009 and sought a waiver from the Holder for this penalty.  On November 9, 2009, the debt holder waived the condition to file the 8-K.  As  result, the Company remeasured the derivative financial instrument using a fixed discount multiplier of 60%.

Derivative Financial Instruments

The $35,000 convertible debt instrument was determined to have three separate derivative liability instruments requiring bifurcation and the computation of fair value.  These features are:

(1)	Variability of the conversion price at 60% discount.
(2)
Debt is redeemable in cash at 175% of face amount, due to clause allowing for acceleration of payment.  Since there is a contingent put option (exercisable by the holder in event of default), the put option is not clearly and closely related to the debt host contract.  Additionally, the contingent put option was indexed to an extraneous factor, the event of default, rather than interest rates or credit risk.

(3)	In the event of default, holder can cancel any outstanding conversion notice and redeem outstanding amount at 150%.

The Company has computed the commitment date fair value based upon the following management assumptions:

Expected dividends	0%
Expected volatility	247.45%
Expected term	1 year
Risk free interest rate	0.45%

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The fair value of these three embedded conversion options at the commitment date was $114,044.  Of the total, $35,000 was assigned to debt discount and $79,044 was recorded as a derivative expense.

Mark to Market Adjustment

The Company has marked to market these derivative financial instruments at December 31, 2009, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	297.77%
Expected term	0.48 years
Risk free interest rate	0.47%

The Company recorded a change in fair value associated with its derivative liabilities of $2,628 for the year ended December 31, 2009.

Debt Discount

In connection with the issuance of the secured convertible note, the Company recorded a debt discount of $35,000. These debt issue costs are being amortized to interest expense through June 26, 2010. For 2009, the Company recorded amortization of $18,027. At December 31, 2009, debt discount is presented net totaling $16,973.  At December 31, 2009, redeemable convertible debt, net of debt discount, is $18,027.

Debt Issue Costs

In connection with the issuance of the secured convertible note, the Company paid debt-offering costs of $2,800. These debt issue costs are being amortized to interest expense through June 26, 2010. For the year ended December 31, 2009, the Company recorded amortization of $1,442. Debt issue costs are presented net totaling $1,358.

Note 5 Loans Payable – Related Parties and Other

(A)	Related Parties

During 2009, the Company received an advance from its Chief Executive Officer of $10,000.  This advance is non-interest bearing, unsecured and due on demand.

During 2009, the Company repaid $5,000 to the Company’s Chief Technical Officer.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

During the year ended December 31, 2008, Company received working capital advances from certain of its officers aggregating $17,317. During the year ended December 31, 2008 the Company repaid $22,000 in loans to these officers.

(B)	Other

During the year ended December 31, 2008, the Company received working capital advances from a third party aggregating $1,300.  These loans were non-interest bearing, unsecured and due on demand.  During the year ended December 31, 2008, the Company repaid $335 in loans to a third party.

During the year ended December 31, 2008, the Company assumed a loan of $46,694 as a result of the reverse acquisition with Sekoya. The loan is non-interest bearing, unsecured, and due on demand.

Note 6 Capital Stock Subscribed and Related Stock Issuance

In connection with the March 14, 2008 merger, the Company agreed to sell 4,000,000 units of common stock at $0.50/unit for $2,000,000 to third parties.  Each unit consisted of one share of common stock and one warrant.  The Company agreed to issue 2,000,000 warrants exercisable at $2/share and 2,000,000 warrants exercisable at $4/share.  The warrants would expire two years from the grant date. At December 31, 2007, the Company had received $1,200,000, and during the year ended December 31, 2008, the Company received an additional $400,000 for aggregate consideration of $1,600,000 at December 31, 2008.

On July 24, 2008, the Company issued the 4,000,000 shares, which included a subscription receivable of $400,000.  In addition, the previously recorded stock subscription liability, of $1,200,000 received during 2007, was reclassified to equity, as the stock was issued. On December 31, 2008, the Company deemed the subscription receivable to be uncollectible and recognized a provision for uncollectible subscription receivable of $400,000.  The Company reflects this provision as a component of general and administrative expense. At December 31, 2009, the warrants have not been issued, and additional funds from this investor will not be accepted.

Note 7 Stockholders’ Deficit

(A) Stock Issuances

On May 22, 2009, the Company issued 400,000 shares of common stock to a consultant for services rendered, having a fair value of $68,000 ($0.17/share), based upon the quoted closing trading price.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

On June 25, 2009, the Company issued 377,271 shares of common stock in settlement of accounts payable totaling $33,954.  The fair value of the shares issued was $86,772, based upon the quoted closing trading price ($0.23/share). The Company recorded a loss on settlement of $52,818.

On November 16, 2009, the Company issued 150,000 shares of common stock to a consultant for services rendered, having a fair value of $24,000 ($0.16/share), based upon the quoted closing trading price.

(B) Stock Option Grants

On April 7, 2009 the Company adopted the 2009 Equity Incentive Plan (the “Plan”) covering 10,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, employees, and consultants receive initial grants of options, which vest immediately, and the remaining unvested portion of a grant vests ratably over a three-year period.

On May 11, 2009, the Company granted 7,300,000 non-qualified stock options to employees and non-employee consultants for services to be rendered over a three-year period.  The options are exercisable over a 5 - 10 year term at $0.13 per share and vest 25% immediately while the remaining 75% vests monthly in equal increments over a three-year period.  These options had a fair value of $871,828 using the Black-Scholes option-pricing model.

The fair value of these options was estimated on the date of grant using the following management weighted average assumptions:

Risk-free interest rate	1.44%
Expected dividend yield	0%
Expected volatility	223.25%
Expected term	5-10 years
Expected forfeitures	0%

For the year ended December 31, 2009, the Company recognized $356,817 in stock based compensation expense related to 7,300,000 options granted during 2009.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	-	$-
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2009	7,300,000	$0.13
Exercisable – December 31, 2009	3,041,667	$0.13

Weighted average fair value of options granted during the year ended December 31, 2009	$871,828	$0.12

Weighted average fair value of options exercisable at December 31, 2009	$363,362	$0.12

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	7,300,000	8.64 years	$0.13

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	3,041,667	8.64 years	$0.13

At December 31, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2007
Granted	-	-
Vested	-	-
Cancelled or forfeited	-	-
Outstanding – December 31, 2008	-	-
Granted	7,300,000	$0.12
Vested	(3,041,667)	0.12
Cancelled or forfeited	-	-
Outstanding – December 31, 2009	4,258,333	$0.12

Total unrecognized share-based compensation expense from non-vested stock options at December 31, 2009 was $508,566 which is expected to be recognized over a weighted average period of 2.36 years.

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

During 2005, a lawsuit was filed against the Company in the State of California, claiming the Company was using the technology created by the plaintiff. On March 31, 2010, the Company settled the case with the plaintiff with a payment of 275,000 shares of the Company’s stock.  The stock was valued at $46,750 ($0.17/share), based upon the quoted closing trading price. Since the potential loss on settlement existed at December 31, 2009, the Company accrued the settlement as the amount was known prior to the issuance of these financial statements.

(B) Accrued Rent

Effective May 1, 2007, the Company executed a payment plan for $104,969 in rent that had been in default.  The Company agreed to pay the outstanding balance within twenty-four months plus 9% interest for total payment of $115,092 ($4,796/month).  The Company has $11,687 of scheduled payments remaining at December 31, 2009, and remains in default under the terms of the original payment plan.  During 2009, the Company paid $10,298 of the accrued rent.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

(C) Operating Lease

The Company leased its corporate office under a non-cancelable rental agreement from May 2005 through December 2009.  Monthly payments at the inception of the lease terms were $ 8,576 and increase 4% annually.

Total rent expense amounted to approximately $116,958 and $114,449 for the years ended December 31, 2009 and 2008, respectively.

During 2009, the Company extended the non-cancelable operating lease.  This lease expires on February 28, 2012.

The following are the approximate committed amounts for future minimal rental payments for the years ending December 31,:

2010	$59,000
2011	73,000
2012	12,000
Total	$144,000

(D) Investor Relations Agreement and Warrants

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

On September 3, 2009 the Company applied the Black-Scholes model to determine the fair value of the first tranche of warrants. The Company has used the following weighted average assumptions to compute the fair value of these warrants:

Expected dividends	0%
Expected volatility	275.10%
Expected term	3 years
Risk free interest rate	1.42%
Expected forfeiture	0%

On October 3, 2009 the Company applied the Black-Scholes model to determine the fair value of the second tranche of warrants. The Company has used the following weighted average assumptions to compute the fair value of these warrants:

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Expected dividends	0%
Expected volatility	284.72%
Expected term	3 years
Risk free interest rate	1.38%
Expected forfeiture	0%

On November 2, 2009 the Company applied the Black-Scholes model to determine the fair value of the third tranche of warrants. The Company has used the following weighted average assumptions to compute the fair value of these warrants:

Expected dividends	0%
Expected volatility	290.19%
Expected term	3 years
Risk free interest rate	1.44%
Expected forfeiture	0%

The Company recognized the grant date fair value of these warrants totaling $105,250. All warrants outstanding are considered exercisable, and the intrinsic value is $0.

The Company has accrued $30,000 for payments required under the terms of the contract that remain unpaid at December 31, 2009.

The Company is disputing the delivery of all three tranches of warrants and monthly fees due to nonperformance. The Company intends to pursue remedies in resolving this matter.

Note 9 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has net operating loss carryforwards for tax purposes totaling approximately $2,126,000 at December 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Significant deferred tax assets (temporary differences) at December 31, 2009 and 2008 are approximately as follows:

	2009	2008
Gross deferred tax assets:
Accrued salaries	$(142,000)	$(98,000)
Net operating loss carryforwards	(803,000)	(640,000)
Total deferred tax assets	(945,000)	(738,000)
Less: valuation allowance	945,000	738,000
Deferred tax asset – net	$-	$-

The valuation allowance at December 31, 2008 was approximately $738,000.  The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $207,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The actual tax benefit differs from the expected tax benefit for the years ended    December 31, 2009 and 2008 (computed by applying the U.S. Federal corporate tax rate of 34% to income before taxes and 8.84% for California state taxes, a blended rate of 39.83%) as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(305,000)	$(311,000)
Expected tax expense (benefit) - State	(87,000)	(89,000)
Non-deductible stock based compensation	185,000	-
Provision for uncollectible subscription receivable	-	159,000
Meals and entertainment	-	1,000
Change in valuation allowance	207,000	240,000
Actual tax expense (benefit)	$-	$-

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and April 15, 2010, the date the financial statements were issued.