Form 10-Q
period 2010-03-31
Myecheck Inc.
filed 2010-05-24
CIK 1347004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐   No ☒

The number of outstanding shares of the Registrant’s Common Stock on March 31, 2010 was 71,139,772 shares.

FORM 10-Q

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED September 30, 2009 AND 2008
(UNAUDITED)

MYECHECK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Contents

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and
December 31, 2009 (Audited)	4

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)	7 - 18

MyECheck, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31,2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$14,576	$7,255
Accounts receivable	1,338	7,245
Prepaid expenses	-	3,112
Debt issue costs - net	690	1,358
Total Current Assets	16,604	18,970

Other Assets
Deposit	12,864	12,864

Total Assets	$29,468	$31,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$280,456	$220,270
Accrued compensation - related parties	312,392	198,969
Accrued settlement payable	-	46,750
Loans payable - related party	53,864	43,864
Loans payable - other	46,694	46,694
Derivative liabilities	682,536	116,672
Redeemable convertible note payable - net	26,658	18,027
Total Current Liabilities	1,402,600	691,246

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
71,139,772 and 70,864,772 shares issued and outstanding	71,140	70,865
Additional paid in capital	2,724,798	2,623,835
Accumulated deficit	(4,169,071)	(3,354,113)
Total Stockholders' Deficit	(1,373,132)	(659,412)

Total Liabilities and Stockholders' Deficit	$29,468	$31,834

MyECheck, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Processing Revenues	$49,349	$163,751

General and administrative expenses	289,145	272,785

Research and Development expenses	-	5,040

Total Operating Expenses	289,145	277,825

Loss from Operations	(239,796)	(114,074)

Other Expense
Change in fair value of derivative liabilities	565,864	-
Interest expense	9,298	-
Total Other Expense	575,162	-

Net Loss	$(814,958)	$(114,074)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	70,864,772	69,937,500

MyECheck, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(814,958)	$(114,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,631	-
Amortization of debt issue costs	668	-
Change in fair value of derivative liabilities	565,864	-
Share based payments	54,488	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	5,907	(1,906)
Prepaid expenses	3,112	-
Increase in:
Accounts payable and accrued expenses	60,186	43,559
Accrued compensation - related parties	113,423	48,324
Net Cash Provided by (Used in) Operating Activities	(2,679)	(24,097)

Cash Flows from Financing Activities:
Cash over-draft	-	4,427
Proceeds from loan payable - related parties	10,000	-
Net Cash Provided by Financing Activities	10,000	4,427

Net Increase or (Decrease) in Cash	7,321	(19,670)

Cash at Beginning of Period	7,255	23,999

Cash at End of Period	$14,576	$4,329

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities
Stock issued for accrued settlement payable	$46,750	$-

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1 Basis of Presentation and Nature of Operations

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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year.

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

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Concentrations

The following are concentrations associated with the Company’s operations:

(A)	Accounts Receivable

Customer	March 31, 2010	December 31, 2009
A	77%	85%
B	14%	12%

(B)	Revenues

Customer	March 31, 2010	March 31, 2009
A	83%	81%
B	7%	13%

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

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

The Company had the following potential common stock equivalents at March 31, 2010:

Convertible debt – face amount of $35,000, conversion price of $0.018	1,944,444
Common stock warrants	750,000
Common stock options	7,300,000
Total common stock equivalents	9,994,444

There were no common stock equivalents at March 31, 2009.

Since the Company reflected a net loss in 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “ Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $814,958 and net cash used in operations of $2,680 for the three months ended March 31, 2010, and at March 31, 2010 had a working capital deficit of $1,385,996 and a stockholders’ deficit of $1,373,132 at March 31, 2010.

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

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

On or before the 4th business day following the receipt of debt proceeds, June 30, 2009, the Company was required to file a Form 8-K announcing this debt transaction.  Since the Company did not file an 8-K within this time period, the discount multiplier used to determine the conversion price decreases by 1% for each period of 5 business days that the 8-K is not filed by the Company following the June 30th due date.  The Company did not file an 8-K by June 30, 2009 and sought a waiver from the Holder for this penalty.  On November 9, 2009, the debt holder waived the condition to file the 8-K.  As a result, the Company remeasured the derivative financial instrument using a fixed discount multiplier of 60%.

Derivative Financial Instruments

The $35,000 convertible debt instrument was determined to have three separate derivative liability instruments requiring bifurcation and the computation of fair value.

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Mark to Market Adjustment

The Company has marked to market these derivative financial instruments at March 31, 2010, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	297.77%
Expected term	0.48 years
Risk free interest rate	0.47%

The Company recorded a change in fair value associated with its derivative liabilities of $565,864 for the three months ended March 31, 2010 and 2009 of $0.

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Debt Discount

In connection with the issuance of the secured convertible note, the Company recorded a debt discount of $35,000. These debt issue costs are being amortized to interest expense through June 26, 2010. For the three months ended March 31, 2010, the Company recorded amortization of $668. At March 31, 2010, debt discount is presented net totaling $8,342.  At March 31, 2010, redeemable convertible debt, net of debt discount, is $26,658.

Debt Issue Costs

In connection with the issuance of the secured convertible note, the Company paid debt-offering costs of $2,800. These debt issue costs are being amortized to interest expense through June 26, 2010. For the three months ended March 31, 2010, the Company recorded amortization of $668. Debt issue costs are presented net totaling $690.

Note 5 Loans Payable – Related Party

Related Party

During 2010, the Company received an advance from its Chief Technical Officer of $10,000.  The note increased the amount due at March 31, 2010 to $43,864.  The $10,000 advance was non-interest bearing, unsecured and due 180 days from issuance.  The remaining $33,864 is non-interest bearing, unsecured and due on demand.

On April 13, 2010, the Company executed a second note payable for $10,000 with its Chief Technical Officer. The $10,000 advance was non-interest bearing, unsecured and due 180 days from issuance.

In May 2010, $13,000 had been repaid against the two $10,000 notes.

Note 6 Stockholders’ Deficit

(A) Stock Issuances

On March 31, 2010, the Company issued 275,000 shares of common stock to settle a law suit, having a fair value of $46,750 ($0.17/share), based upon the quoted closing trading price

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

(B) Stock Option Grants

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2008
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2009	7,300,000	$0.13
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – March 31, 2010	7,300,000	$0.13
Exercisable – March 31, 2010	3,497,917	$0.13
Weighted average fair value of options granted during the three months ended March 31, 2010	$-	$-

Weighted average fair value of options exercisable at March 31, 2010	$417,751	$0.12

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	7,300,000	8.40 years	$0.13

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	3,497,917	8.40 years	$0.13

At March 31, 2010 and 2009, the total intrinsic value of options outstanding was $292,000 and $0, respectively.

At March 31, 2010 and 2009, the total intrinsic value of options exercisable was $139,917 and $0, respectively.

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2010 and December 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2008
Granted	7,300,000	$0.12
Vested	-	-
Cancelled or forfeited	-	-
Outstanding – December 31, 2009	7,300,000	$0.12
Granted	-	-
Vested	(3,497,917)	0.12
Cancelled or forfeited	-	-
Outstanding – March 31, 2010	3,802,083	$0.12

Total unrecognized share-based compensation expense from non-vested stock options at March 31, 2010 was $454,077, which is expected to be recognized over a weighted average period of 2.11 years.

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

MyECheck, Inc. And Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 9 Subsequent Events

Convertible Debt

On April 26, 2010, the Company executed a $50,000 convertible note.  The note is due January 28, 2011, bears interest at 8%, default interest at 22%, and is unsecured. The note has a conversion price equivalent to the average of the lowest three trading prices during the ten trading days preceding conversion multiplied by 55%.  As a result of the variable conversion privilege, the Company will account for the embedded conversion feature as a derivative liability.

Additionally, the note contains a ratchet provision. The Company determined under   ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, than a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued).  The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to fair value.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

See note 2 “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements and our current report on Form 10-Q for the period ended March 31, 2010, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Results of Operations

Three Months Ended March 31, 2010 and 2009.

MyECheck currently has limited revenues. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable and cash flow positive. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the three months ended March 31, 2010, we reported revenue from operations of $49,349 compared to $163,751 reported for the same period in 2009 which decrease was related to the failure of First Regional Bank. The operating loss for the three months ended March 31, 2010 was $814,958 compared to an operating loss of $114,074 for the same period in 2009.

The Company commenced revenue generating operations with clients since September 30, 2007. The Company’s first priority is to reestablish its banking relationships as it primary bank was closed on January 29, 2010 by Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts.  The new bank elected to reject the Company’s agreement with the old bank.  The Company continues the process of moving its customers to one of its other processing banks; therefore revenue will continue to drop until this process is complete.

The general and administrative expenses associated with the Company’s operations increased primarily due to non-cash expenses related to stock based compensation of $51,115, common stock issued for services of $3,373.  Other non-cash expenses were attributed to recognition of the change in fair value of derivative liabilities was $565,864. In addition, legal fees have increased by $27,116 compared to 2009 because of the current disposition of legal proceedings described in Part II: Other Information, Item 1: Legal Proceedings.

Research and development costs for 2010 were zero compared to $5,040 in 2009 as the Company continues to enhance its information technology systems and operations.

Liquidity

As of March 31, 2010, MyECheck had cash on hand amounting to $14,576. MyECheck is currently operating cash flow negative and will require future infusion of capital. Company has used bridge financing from Officers and is working on short term convertible debt to bridge the short term cash requirements until revenues are sufficient to cover operating expenses. The Company issued 275,000 shared of common stock to settle lawsuit against the Company and it Chief Executive Officer.  Management believes that the combination of revenue from operations and the proceeds from outside investment will be sufficient to fund operations, however there can be no assurance that revenues will be earned or that the expected investments will materialize.  In May of 2010, the Company obtained debt financing in the amount of $50,000.

Net cash provided by financing activities was $10,000 for the three months ended March 31, 2010, compared to $4,427 of net cash provided by financing activities for the three months ended March 31, 2010. The net cash provided by financing activities for the three months ended March 31, 2010, resulted from proceeds from a $10,000 of bridge finance from one of its officers.  The net cash provided by financing activities for the three months ended March 31, 2009 resulted from decrease  in cash overdraft of $4,427.

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

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss of $814,958 and net cash used in operations of $2,680 for the three months ended March 31, 2010, and at March 31, 2010 had a working capital deficit of $1,385,996 and a stockholders’ deficit of $1,373,132 at March 31, 2010.

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

Recent Accounting Announcements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “ Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below and as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On March 20, 2009, a civil lawsuit was filed in Hillsborough County, Florida Circuit Court by CheckSavers LLC and Paul Linehan. The lawsuit alleged that CheckSavers was granted certain rights to US Patent 7,389,913 “Method and Apparatus for Online Check Processing” by Mr. Starrs. CheckSavers LLC had entered into a Reseller Agreement with MyECheck, however no rights to exploit the Patent were granted.

The case was continued until March of 2010 when the Plaintiff withdrew the lawsuit. There was a considerable amount of legal work performed to prepare for trial and a legal liability was incurred in the amount of $60,817.48.

Because MyECheck is the sole licensee of the Patent, is the only entity authorized to use the technology, is earning money from the use of the technology and the Company relies on the Patent for intellectual property protection, it is in the best interest of MyECheck to ensure that the Patent is defended and protected. Therefore the Board of Directors has approved the payment of the liability for the legal expenses associated with this matter. Mr. Starrs has subsequently filed a Patent infringement claim against CheckSavers and Mr. Linehan in Federal court.

On March 31, 2010 the Company entered in a settlement agreement and subsequently issued 275,000 shared of common stock to settle the lawsuit against the Company and its Chief Executive Officer that was filed in 2005. The value of the stock on the date of the settlement agreement was $46,750 or $0.17 per share.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed & Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. March 31, 2010.

May 24, 2010	MYECHECK, INC.

/s/ "Edward R. Starrs"
Edward R. Starrs, Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002