Form 10-Q
period 2010-06-30
Myecheck Inc.
filed 2010-08-23
CIK 1347004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MYECHECK, INC.
(Exact Name of Registrant in its Charter)

Nevada	000-51977	N/A
(State or Other Jurisdiction of Incorporation)	Commission File No.	(IRS Employer Identification No.)

1190 Suncast Lane, Suite 5
El Dorado Hills, CA 95762
(Address of Principal Executive Offices)(Zip Code)

(916) 932-0900
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 20, 2010, there were 71,139,772 shares outstanding of the registrant’s common stock.

FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Index

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements for March 31, 2010 (Unaudited)	4-19

MYECHECK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2010	December 31,2009
	(Unaudited)

ASSETS

Current Assets
Cash	$1,068	$7,255
Accounts receivable	874	7,245
Prepaid expenses	-	3,112
Debt issue costs - net	2,466	1,358
Total Current Assets	4,408	18,970

Other Assets
Deposit	12,864	12,864

Total Assets	$17,272	$31,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$334,638	$220,270
Accrued compensation - related parties	312,392	198,969
Loans payable - related party	39,864	43,864
Loans payable - other	46,694	46,694
Derivative liabilities	77,773	116,672
Redeemable convertible note payable - net	35,000	18,027
Convertible note - net	8,356	-
Accrued settlement payable	-	46,750
Total Current Liabilities	854,717	691,246

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized 71,139,722 and 70,714,772 shares issued and outstanding	71,140	70,865
Additional paid in capital	3,456,824	2,623,835
Accumulated deficit	(4,365,410)	(3,354,113)
Total Stockholders' Deficit	(837,445)	(659,412)

Total Liabilities and Stockholders' Deficit	$17,272	$31,834

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Processing Revenues	$13,008	$225,074	$62,358	$388,825

General and administrative	161,765	560,482	450,911	838,307

Loss from Operations	(148,757)	(335,408)	(388,553)	(449,482)

Other (Income)/Expense			`
Derivative expense	63,282	79,044	63,282	79,044
Change in fair value of derivative liabilities	(35,510)	6,420	530,354	6,420
Interest expense	11,455	446	29,108	446
Total Other Expense - net	39,227	85,910	622,744	85,910

Net Loss	$(187,984)	$(421,318)	$(1,011,297)	$(535,392)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	71,139,772	70,094,494	71,003,032	70,016,431

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,011,297)	$(535,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	25,329	-
Amortization of debt issue costs	1,892	415
Derivative expense	63,282	79,044
Change in fair value of derivative liabilities	530,355	6,420
Share based payments	103,978	255,525
Loss on accounts payable settlement	-	52,818
Changes in operating assets and liabilities:		15,345
(Increase) Decrease in:
Accounts receivable	6,371	(4,955)
Prepaid expenses	3,112	(1,328)
Increase in:
Accounts payable and accrued expenses	114,368	54,892
Accrued compensation - related parties	113,423	71,885
Net Cash Provided by (Used in) Operating Activities	(49,187)	(5,331)

Cash Flows from Financing Activities:
Cash paid as debt issue costs	(3,000)	(2,800)
Proceeds from loan payable - related parties	20,000	-
Repayments of loans payable - related party	(24,000)	-
Proceeds from convertible note payable	50,000	35,000
Net Cash Provided by Financing Activities	43,000	32,200

Net Increase or (Decrease) in Cash	(6,187)	26,869

Cash at Beginning of Period	7,255	23,999

Cash at End of Period	$1,068	$50,868

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities
Reclassification of derivative liabilities	$682,536	$-
Derivative liability and debt discount arising in connection with issuance of convertible note	$50,000	$35,000
Issuance of stock for future services	$-	$68,000
Stock issued to settle law suit and accounts payable	$46,750	$86,772

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 1 Basis of Presentation, and Nature of Operations

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

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
June 30, 2010
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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Concentrations

The following are concentrations associated with the Company’s operations:

(A)	Accounts Receivable

Customer	June 30, 2010	December 31, 2009
A	-%	85%
B	98%	12%

(B)	Revenues

Customer	June 30, 2010	June 30, 2009
A	67%	79%
B	-%	17%

C	12%	-%

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
June 30, 2010
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

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

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
June 30, 2010
(Unaudited)

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

The Company had the following potential common stock equivalents at June 30, 2010:

Convertible debt – face amount of $50,000, conversion price of $0.012	4,166,666
Common stock options exercisable	3,954,167
Total common stock equivalents	8,120,833

The Company had the following potential common stock equivalents at June 30, 2009

Convertible debt – face amount of $50,000, conversion price of $0.012	2,129,167
Common stock options	194,444
Total common stock equivalents	2,323,611

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
June 30, 2010
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,011,297 and net cash used in operations of $49,187 for the six months ended June 30, 2010, and at June 30, 2010 had a working capital deficit of $850,309 and a stockholders’ deficit of $837,445 at June 30, 2010.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets.  The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2009.  The Company is also dependent on maintaining their positive approval status with the Federal Reserve.  If the Company were to lose this approval, their ability to provide services would be affected negatively.  The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve.  If the Company were to lose bank sponsorship, their ability to provide services would be affected negatively. On January 29, 2010, the Company’s sponsoring bank was closed by the Federal Deposit Insurance Corporation (FDIC).  The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts.  The new bank elected to reject the Company’s agreement with the old bank.  The Company is in the process of moving its customers to one of its other processing banks. See Note 9 as it pertains to new banking relationship.

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

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 4 Convertible Debt, Debt Discount, Debt Issue Costs and Fair Value Measurement of Derivative Financial Instruments

(A)	June 26, 2009 Convertible Debt

(1)	Terms

On June 26, 2009, the Company issued redeemable convertible debt totaling $35,000.  The Company paid $2,800 in debt issue costs and received net proceeds of $32,200.  The note was due on June 26, 2010, and is in default.  The note bears interest at 8% and is unsecured.

(2)	Conversion

(a)
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

(b)
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

(c)
If conversion is held up by a third party or the Company cannot convert the note into common stock, all amounts are accelerated for payment and redeemable in cash at a price of 175% of principal plus all unpaid accrued interest to date.

(d)
If the note goes into default, the holder may elect to cancel any outstanding conversion notice and declare all amounts due and payable in cash at a price of 150% of principal plus all unpaid accrued interest to date.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

(B)	April 26, 2010 Convertible Debt

(1)	Terms

On April 26, 2010, the Company issued executed a convertible note for $50,000.  The Company paid $3,000 in debt issue costs and received net proceeds of $47,000.  The note has a term of one year and bears interest at 8%, default interest rate of 22%, and is unsecured.

(2)	Conversion

The debt is convertible based upon 55% of the average of the three lowest closing prices within the prior ten trading day period.  The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity.

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

(C)	Derivative Financial Instruments

The Company identified a variable conversion feature embedded within its convertible notes (see above). Additionally, the Company has determined that under ASC 815-40-15, an anti-dilution provision in the form of a ratchet provision existed.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

In connection with the convertible note dated April 26, 2009 that expired on June 26, 2010, the Company determined that the associated derivatives ceased to exist since the note had reached its maturity date.  As a result, the Company adjusted the fair value of the related derivative liabilities by reclassifying $682,536 to additional paid in capital.

(1)	Derivative Liability Summary

The Company has determined that features such as the embedded conversion option and ratchet provision are factors that would require fair value accounting as a derivative liability. At each reporting period, the Company marks these derivative financial instruments to fair value. As a result of the application of ASC 815-40-15, the fair value of the conversion features and warrants are summarized as follow:

Derivative liability balance at December 31, 2009	$116,672

Fair value at the commitment date for convertible note issued in 2010	113,282
Reclassification of derivative liability to additional paid	(682,536)
Fair value mark to market adjustment at June 30, 2010	530,355
Derivative liability balance at June 30, 2010	$77,773

(2)	Management Assumptions – Day 1 and Mark to Market

The Company measured the fair value of its derivative liabilities on the following dates:

(a)	Reclassification Date (transfer to additional paid in capital) – June 26, 2010
(b)	Commitment Date – April 26, 2010
(c)	Mark to market Date – June 30, 2010 (only for April 26, 2010 note)

Fair value was based upon the use of a Black-Scholes Option Pricing model, using the following management assumptions:

Expected dividends	0%
Expected volatility	395.41 - 397.97%
Expected term: conversion feature	2 years
Risk free interest rate	0.32% - 0.47%

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

(3)	Derivative Expense

The Company recorded a derivative expense of $63,282 on April 26, 2010 (commitment date) in connection with the amount of the fair value of the derivative liability which was in excess of the face amount of the note.

Fair value of liability – April 26, 2010	$113,282
Face amount of debt allocated to debt discount	(50,000)
Derivative expense	$63,282

(D)	Debt Discount

In connection with the Company’s issuance of convertible notes on June 26, 2009 and April 26, 2010, the fair value of these derivative liabilities on the commitment date exceeded the face amount of the note.  As a result, the amount equal to the face amount of the note was recorded as a debt discount with the difference recorded to derivative expense.

(1)	June 26, 2009 Convertible Debt

On the commitment date, the Company recorded a debt discount of $35,000. The discount was amortized to interest expense in full as of June 26, 2010. For the three and six months ended June 30, 2010 and 2009, the Company recorded amortization of $8,630, $16,993, $384 and $384, respectively.

(2)	April 26, 2010 Convertible Debt

On the commitment date, the Company recorded a debt discount of $50,000. For the three and six months ended June 30, 2010 and 2009, the Company recorded amortization of $8,356, $8,356, $0 and $0, respectively.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

(3)	Debt Discount Summary

Gross debt discount – December 31, 2009	$50,000
Debt discount recorded - 2010	35,000
Total Gross debt discount - June 30 , 2010	85,000

Debt discount – accumulated amortization – December 31, 2009	18,027
Amortization of debt discount - 2010	25,329
Total Debt discount – accumulated amortization – June 30, 2010	$43,356

Unamortized debt – June 30, 2010	$41,644

(E)	Debt Issue Costs

(1)	June 26, 2009 Convertible Debt

In connection with the issuance of the $35,000 convertible note, the Company paid debt-offering costs of $2,800. These debt issue costs were amortized to interest expense in full as of June 26, 2010. For the three and six months ended June 30, 2010 and 2009, the Company recorded amortization of $668, $1,358, $31and $31, respectively.

(2)	April 26, 2010 Convertible Debt

In connection with the issuance of the $50,000 convertible note, the Company paid debt-offering costs of $3,000. These debt issue costs are being amortized to interest expense. For the three and six months ended June 30, 2010 and 2009, the Company recorded amortization of $534, $534, $0 and $0, respectively.

(3)	Debt Issue Cost Summary

Debt issue costs – net – December 31, 2009	$1,358
Debt issue costs paid - 2010	3,000
Amortization of debt issue costs - 2010	(1,892)
Debt issue costs – net – June 30, 2010	$2,466

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 5 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 and the year ended December 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:	Level 2:	Level 3:	Total at June 30, 2010
	Quoted Prices
	in Active
	Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
	Liabilities	Inputs	Inputs
Derivative Liabilities	$-	$77,773	$-	$77,773
Total	$-	$77,773	$-	$77,773

	Level 1:	Level 2:	Level 3:	Total at December 31, 2009
	Quoted Prices
	in Active
	Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
	Liabilities	Inputs	Inputs
Derivative Liabilities	$-	$116,672	$-	$116,672
Total	$-	$116,672	$-	$116,672

Note 6 Loans Payable – Related Parties

(A)	Chief Technical Officer

During 2010, the Company received advances from its Chief Technical Officer totaling $20,000. The Company also repaid $14,000 during 2010 to this individual. The advances were non-interest bearing, unsecured and due 180 days from issuance.

On July 26, 2010, the Company received an advance of $10,000.  The advance is unsecured and due on January 26, 2011.  The Company is required to repay $10,300 (inclusive of 6% interest).

On August 20, 2010, and under the same terms as the original advances, this individual advanced $8,010.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

(B)	Chief Executive Officer

In May 2010, $10,000 was repaid to the CEO.

Note 7 Stockholders’ Deficit

(A) Stock Issuances

On March 31, 2010, the Company issued 275,000 shares of common stock to settle a law suit, having a fair value of $46,750 ($0.17/share), based upon the quoted closing trading price

(B) Stock Option Grants

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2008
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2009	7,300,000	$0.13
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – June 30, 2010	7,300,000	$0.13
Exercisable – June 30, 2010	3,954,167	$0.13
Weighted average fair value of options granted during the three months ended June 30, 2010	$-	$-
Weighted average fair value of options exercisable at June 30, 2010	$514,042	$0.12

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	7,300,000	8.40 years	$0.13

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	3,954,167	8.40 years	$0.13

At June 30, 2010 and 2009, the total intrinsic value of options outstanding was $292,000 and $0, respectively.

At June 30, 2010 and 2009, the total intrinsic value of options exercisable was $139,917 and $0, respectively.

During May 2010, the Company’s former Chief Financial Officer was terminated, as a result, all of this individuals unvested options expired.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended June 30, 2010 and December 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2008
Granted	7,300,000	$0.12
Vested	(3,041,667)	0.12
Cancelled or forfeited	-	-
Outstanding – December 31, 2009	4,258,333	$0.12
Granted	-	-
Vested	(912,500)	0.12
Cancelled or forfeited	(916,667)	0.12
Outstanding – June 30, 2010	2,429,166	$0.12

Total unrecognized share-based compensation expense from non-vested stock options at June 30, 2010 was $399,587, which is expected to be recognized over a weighted average period of 1.86 years.

MyECheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
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

In April 2010, Edward Starrs (“Plaintiff”) filed a lawsuit against Check Savers, LLC (“Defendant”) in connection with US Patent Number 7,389,913 “Method and Apparatus for Online Check Processing”. Defendant was served with process, including a copy of the Complaint. Defendant failed to answer the Complaint, plead or otherwise defend this action. In addition, Defendant failed to appear personally or by representative. On August 13, 2010, Plaintiff filed a Motion for Entry of Default and the Clerk entered a default judgment against Defendant on August 16, 2010.

In May 2010, MyECheck received a summons and complaint in a Federal Court case entitled Tangiers Investors v. MyECheck, Inc. This action is in connection with the $35,000 convertible debenture issued June 2009 and due June 2010. MyECheck answered the complaint in federal court on June 2, 2010.

Due to the recent decrease in Company revenue, MyECheck has been unable to repay the debenture. On August 20, 2010, MyECheck has presented Plaintiff with a settlement proposal whereby the balance of the Principal and Interest can be paid off with 6 equal monthly installments starting in October 2010 and ending March 2011. As of August 23, 2010 the Company has not received a response to the proposed settlement offer.

Note 9 Subsequent Event

New Bank Referral Agreement

On August 19, 2010 the Company entered into a definitive agreement with Public Savings Bank. The new bank relationship will enable MyECheck to provide its services to a broad range of merchants. For the past several months, the Company has had limited ability to provide its services due to the lack of direct bank relationship. The new bank relationship is similar to, and will provide the company with many of the capabilities experienced with First Regional Bank prior to that banks closure by the FDIC for unrelated reasons. The Company is estimating the integration process will be complete in September 2010, at which time the Company expects to be adding numerous new merchant clients, processing transactions and generating significantly more revenue than the Company is currently generating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Critical Accounting Policies

In December of 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

See note 2 “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements and our current report on Form 10-Q for the period ended June 30, 2010, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Results of Operations

Six Months Ended June 30, 2010 and 2009.

MyECheck currently has limited revenues. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable and cash flow positive. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the six months ended June 30, 2010, we reported revenue from operations of $62,358 compared to $388,825 reported for the same period in 2009, such decrease was related to the failure of First Regional Bank. The net loss for the six months ended June 30, 2010, was $1,011,297 compared to an operating loss of $535,392 for the same period in 2009.

The Company commenced revenue generating operations with clients on September 30, 2007. The Company’s first priority is to reestablish its banking relationships as it primary bank was closed on January 29, 2010, by Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank. The Company continues the process of moving its customers to one of its other processing banks; therefore revenue will continue to decrease until this process is complete.

The general and administrative expenses associated with the Company’s operations primarily due to non-cash expenses related to stock based compensation of $103,978 legal and professional fees of $128,462 and salaries of $118,093 for the six months ended June 30, 2010 compared to stock base compensation of $255,525, loss on accounts payable settlement of approximately $53,000 and legal and professional fees of $75,354 for the six months ended June 30, 2009.

Other non-cash expenses were attributed to recognition of derivative expense and the change in fair value of derivative liabilities were $593,637.

Liquidity and Capital Resources

As of June 30, 2010, MyECheck had cash on hand amounting to $1,068. MyECheck is currently operating cash flow negative and will require future infusion of capital. Company has used bridge financing from officers and is working on short term convertible debt to bridge the short term cash requirements until revenues are sufficient to cover operating expenses. The Company issued 275,000 shares of common stock to settle lawsuit against the Company and it Chief Executive Officer. Management believes that the combination of revenue from operations and the proceeds from outside investment will be sufficient to fund operations, however there can be no assurance that revenues will be earned or that the expected investments will materialize. In April of 2010, the Company obtained debt financing in the amount of $50,000.

Net cash provided by financing activities was $43,000 for the six months ended June 30, 2010, compared to $32,200 of net cash provided by financing activities for the six months ended June 30, 2009. The net cash provided by financing activities for the six months ended June 30, 2010, resulted from proceeds net of issue cost of $47,000 of convertible debt financed with investor and paid down shareholder loan by $4,000 net of advances. The net cash provided by financing activities for the six months ended June 30, 2009, resulted from net proceeds from convertible debt of $32,200.

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

Going Concern Consideration

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,011,297 and net cash used in operations of $49,187 for the six months ended June 30, 2010, and at June 30, 2010, had a working capital deficit of $850,309 and a stockholders’ deficit of $837,445 at June 30, 2010.

The ability of the Company to continue as a going concern is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2010. The Company is also dependent on maintaining their positive approval status with the Federal Reserve. If the Company were to lose this approval, their ability to provide services would be affected negatively. The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve. If the Company were to lose bank sponsorship, their ability to provide services would be affected negatively. On January 29, 2010, the Company’s sponsoring bank was closed by the Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank. The Company is in the process of moving its customers to one of its other processing banks.

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

Recent Accounting Announcements

In January of 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was ineffective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below and as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on April 15, 2010, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On March 20, 2009, a civil lawsuit was filed in Hillsborough County, Florida Circuit Court by CheckSavers LLC and Paul Linehan. The lawsuit alleged that CheckSavers was granted certain rights to US Patent 7,389,913 “Method and Apparatus for Online Check Processing” by Mr. Starrs, CEO of MyECheck, Inc (the “Patent”). CheckSavers LLC had entered into a Reseller Agreement with MyECheck, however no rights to exploit the Patent were granted.

The case was continued until March of 2010, when the Plaintiff withdrew the lawsuit. There was a considerable amount of legal work performed to prepare for trial and a legal liability was incurred in the amount of $60,817.48.

Because MyECheck is the sole licensee of the Patent, is the only entity authorized to use the technology, is earning money from the use of the technology and the Company relies on the Patent for intellectual property protection, it is in the best interest of MyECheck to ensure that the Patent is defended and protected. Therefore, the board of directors has approved the payment of the liability for the legal expenses associated with this matter. Mr. Starrs (“Plaintiff”) has subsequently filed a claim against CheckSavers and Mr. Linehan (“Defendant”) in Federal court.

On April 26, 2010, the Defendant and Check Savers, LLC (“CheckSavers”), was served with process, including a copy of the Complaint.  Defendant has failed to answer the Complaint, plead or otherwise defend this action.  In addition, Defendant has failed to appear personally or by representative.  On August 13, 2010, Plaintiff filed a Motion for Entry of Default and the Clerk entered a default against Defendant on August 16, 2010.

On August 20, 2010, Plaintiff filed another Motion seeking a declaratory judgment against Defendant concerning a certain document presented by Defendant in the CheckSavers original action, in which CheckSavers fraudulently claimed that certain rights to the patent were granted to CheckSavers.  The final disposition of this action is still pending as of August 23, 2010.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2010.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed & Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 23, 2010	MYECHECK, INC.

/s/ Edward R. Starrs
Edward R. Starrs
Chief Executive Officer