Form 10-Q
period 2010-09-30
Myecheck Inc.
filed 2010-11-22
CIK 1347004

bUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MYECHECK, INC.
(Exact Name of Registrant in its Charter)

Nevada	000-51977	N/A
(State or Other Jurisdiction of Incorporation)	Commission File No.	(IRS Employer Identification No.)

6026 Ladero Way
El Dorado Hills, CA 95762
(Address of Principal Executive Offices)(Zip Code)

(916) 222-4376
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

As of November 22, 2010, there were 71,139,772 shares outstanding of the registrant’s common stock.

FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Index

Page

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	4

Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Consolidated Financial Statements for September 30, 2010 (Unaudited)	7-22

MyECheck, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2010	December 31,2009
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$7,255
Accounts receivable	-	7,245
Prepaid expenses	-	3,112
Debt issue costs - net	1,710	1,358
Total Current Assets	1,710	18,970

Other Assets
Deposit	-	12,864

Total Assets	$1,710	$31,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$376	$-
Accounts payable and accrued expenses	401,047	220,270
Accrued compensation - related parties	449,237	198,969
Loans payable - related party	62,364	43,864
Loans payable - other	81,694	46,694
Derivative liabilities	160,980	116,672
Redeemable convertible note payable - net	-	18,027
Convertible note - net	21,507	-
Accrued settlement payable	-	46,750
Total Current Liabilities	1,177,205	691,246

Stockholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized
71,139,772 and 70,864,772 shares issued and outstanding, respectively	71,140	70,865
Additional paid in capital	3,491,072	2,623,835
Accumulated deficit	(4,737,708)	(3,354,113)
Total Stockholders' Deficit	(1,175,495)	(659,412)

Total Liabilities and Stockholders' Deficit	$1,710	$31,834

See accompanying notes to financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Processing Revenues	$11,340	$238,608	$73,698	$627,434

General and administrative	285,818	350,922	736,729	1,189,230

Loss from Operations	(274,478)	(112,314)	(663,031)	(561,796)

Other Expense
Derivative expense	-	-	63,282	79,044
Change in fair value of derivative liabilities	83,207	23,498	613,561	29,918
Interest expense	14,612	10,256	43,721	10,702
Total Other Expense - net	97,819	33,754	720,564	119,664

Net Loss	$(372,297)	$(146,068)	$(1,383,595)	$(681,460)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	71,139,772	70,714,722	71,049,113	70,251,769

See accompanying notes to financial statements

MyECheck, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,383,595)	$(681,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	38,481
Amortization of debt issue costs	2,648	9,934
Derivative expense	63,282	79,044
Change in fair value of derivative liabilities	613,561	29,918
Share based payments	138,226	402,077
Loss on accounts payable settlement	-	52,818
Changes in operating assets and liabilities:		-
(Increase) Decrease in:
Accounts receivable	7,245	5,783
Prepaid expenses	3,112	(10,661)
Forfeiture of rent deposit	12,864	-
Increase in:
Accounts payable and accrued expenses	180,777	39,864
Accrued compensation - related parties	250,268	79,325
Net Cash Provided By (Used in) Operating Activities	(73,131)	6,642

Cash Flows from Financing Activities:
Cash overdraft	376	-
Cash paid as debt issue costs	(3,000)	(2,800)
Proceeds from loan payable - related parties	42,500	10,000
Repayments of loans payable - related party	(24,000)	(5,000)
Proceeds from convertible	50,000	35,000
Net Cash Provided by Financing Activities	65,876	37,200

Net Increase or (Decrease) in Cash	(7,255)	43,842

Cash at Beginning of Period	7,255	23,999

Cash at End of Period	$-	$67,841

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities
Reclassification of derivative liabilities	$682,536	$-
Derivative liability and debt discount arising in connection with issuance of convertible note	$50,000	$35,000
Stock issued to settle law suit and accounts payable	$46,750	$86,772
Conversion of convertible note to note payable	$35,000	$-
Issuance of stock for future services	$-	$68,000

See accompanying notes to financial statements

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 1 Basis of Presentation, and Nature of Operations

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

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
September 30, 2010
(Unaudited)

(C) Guarantee Services

Guarantee services provide the merchant with guaranteed payment on any returned items for a fee on all items processed as a means to insure guaranteed payment for products sold or services rendered.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  Also, see Note 3 regarding going concern matters.

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

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Fair Value of Financial Instruments

Disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Concentrations

The following are concentrations associated with the Company’s operations:

(A)	Accounts Receivable

Customer	September 30, 2010	December 31, 2009
A	0%	85%
B	0%	12%

(B)	Revenues

	Nine Months Ending	Nine Months Ending
Customer	September 30, 2010	September 30, 2009
A	57%	81%
B	24%	16%

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

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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
September 30, 2010
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

The Company had the following potential common stock equivalents at September 30, 2010:

Convertible debt – face amount of $50,000, conversion price of $0.012	4,166,666
Common stock options exercisable	2,779,167
Total common stock equivalents	6,945,833

The Company had the following potential common stock equivalents at September 30, 2009:

Convertible debt – face amount of $35,000, conversion price of $0.07	500,000
Common stock options exercisable	2,585,417
Total common stock equivalents	3,085,417

Since the Company reflected a net loss in 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

Note 3 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $1,383,595 and net cash used in operations of $73,131 for the nine months ended September 30, 2010, and had a working capital deficit of $1,175,495 and a stockholders’ deficit of $1,175,495 at September 30, 2010.

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

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2010
(Unaudited)

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

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

Derivative liability balance at December 31, 2009	$116,672

Fair value at the commitment date for convertible note issued in 2010	113,283
Reclassification of derivative liability to additional paid	(682,536)
Fair value mark to market adjustment at September 30, 2010	613,561
Derivative liability balance at September 30, 2010	$160,980

(2)	Management Assumptions – Day 1 and Mark to Market

The Company measured the fair value of its derivative liabilities on the following dates:

(a)	Reclassification Date (transfer to additional paid in capital) – June 26, 2010
(b)	Commitment Date – April 26, 2010
(c)	Mark to market Date – September 30, 2010 (only for April 26, 2010 note)

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Fair value was based upon the use of a Black-Scholes Option Pricing model, using the following management assumptions:

Expected dividends	0%
Expected volatility	395.41% - 450%
Expected term: conversion feature	1 year
Risk free interest rate	0.19% - 0.47%

(3)	Derivative Expense

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

On the commitment date, the Company recorded a debt discount of $35,000. The discount was amortized to interest expense in full as of June 26, 2010. For the three and nine months ended September 30, 2010 and 2009, the Company recorded amortization of $0, $16,973, $8,892 and $9,205, respectively.

(2)	April 26, 2010 Convertible Debt

On the commitment date, the Company recorded a debt discount of $50,000. For the three and nine months ended September 30, 2010 and 2009, the Company recorded amortization of $13,150, $21,507, $0 and $0, respectively.

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

(3)	Debt Discount Summary

Gross debt discount – December 31, 2009	$35,000
Debt discount recorded - 2010	50,000
Total Gross debt discount – September 30, 2010	85,000

Debt discount – accumulated amortization – December 31, 2009	18,027
Amortization of debt discount - 2010	38,481
Total Debt discount – accumulated amortization – September 30, 2010	56,508

Unamortized debt – September 30, 2010	$28,492

(E)	Debt Issue Costs

(1)	June 26, 2009 Convertible Debt

In connection with the issuance of the $35,000 convertible note, the Company paid debt-offering costs of $2,800. These debt issue costs were amortized to interest expense in full as of June 26, 2010. For the three and nine months ended September 30, 2010 and 2009, the Company recorded amortization of $668, $1,358, $31 and $31, respectively.

(2)	April 26, 2010 Convertible Debt

In connection with the issuance of the $50,000 convertible note, the Company paid debt-offering costs of $3,000. These debt issue costs are being amortized to interest expense. For the three and nine months ended September 30, 2010, the Company recorded amortization of $756, $1,290, respectively.

(3)	Debt Issue Cost Summary

Debt issue costs – net – December 31, 2009	$1,358
Debt issue costs paid - 2010	3,000
Amortization of debt issue costs - 2010	(2,648)
Debt issue costs – net – September 30, 2010	$1,710

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 and the year ended December 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2010
Derivative Liabilities	$-	$160,980	$-	$160,980
Total	$-	$160,980	$-	$160,980

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Derivative Liabilities	$-	$116,672	$-	$116,672
Total	$-	$116,672	$-	$116,672

Note 6 Loans Payable – Related Parties and other

(A)	Chief Technical Officer

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

On August 20, 2010, and under the same terms as the original advances, this individual advanced $7,500.

On October 1, 2010, and under the same terms as the original advances, this individual advanced $5,000.

(B)	Chief Executive Officer

In May 2010, $10,000 was repaid to the CEO.

(C)	Shareholder Advance

The advance was non-interest bearing, unsecured and due on demand.

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 7 Stockholders’ Deficit

(A) Stock Issuances

On March 31, 2010, the Company issued 275,000 shares of common stock to settle a law suit, having a fair value of $46,750 ($0.17/share), based upon the quoted closing trading price.

(B) Stock Option Grants

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2008
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2009	7,300,000	$0.13
Granted	7,300,000	$0.13
Exercised	-	$-
Forfeited	(2,700,000)	$0.13
Outstanding – September 30, 2010	4,600,000	$0.13
Exercisable – September 30, 2010	2,779,167	$0.13
Weighted average fair value of options granted during the three months ended September 30, 2010	$-	$-

Weighted average fair value of options exercisable at September 30, 2010	$361,292	$0.13

Options Outstanding

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	4,600,000	6.11 years	$0.13

Options Exercisable

Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.13	2,779,167	6.11 years	$0.13

MyEcheck, Inc. And Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

At September 30, 2010 and December 31, 2009, the total intrinsic value of options outstanding was $0 and $0, respectively.

At September 30, 2010 and December 31, 2009, the total intrinsic value of options exercisable was $0 and $0, respectively.

At June 30, 2010, several stock option holders had their services terminated due to the decline of the business operations, as a result, all of these individuals unvested options expired.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2010 and December 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2008
Granted	7,300,000	$0.12
Vested	(3,041,667)	0.12
Cancelled or forfeited	-	-
Outstanding – December 31, 2009	4,258,333	$0.12
Granted	-	-
Vested	(1,200,000)	0.12
Cancelled or forfeited	(1,237,500)	0.12
Outstanding – September 30, 2010	1,820,833	$0.12

(B) Stock Option Grants

Total unrecognized share-based compensation expense from non-vested stock options at September 30, 2010 was $216,900, which is expected to be recognized over a weighted average period of 1.61 years.

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
September 30, 2010
(Unaudited)

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

In April 2010, the Company’s Chief Executive Officer (“Plaintiff”) filed a lawsuit against Check Savers, LLC (“Defendant”) on behalf of the Company in connection with US Patent Number 7,389,913 “Method and Apparatus for Online Check Processing”. Defendant was served with process, including a copy of the Complaint. Defendant failed to answer the Complaint, plead or otherwise defend this action. In addition, Defendant failed to appear personally or by representative. On August 13, 2010, Plaintiff filed a Motion for Entry of Default and the Clerk entered a default judgment against Defendant on August 16, 2010.

On October 12, 2010, The United States District Court has entered an order granting a judgment in favor of the Company’s Chief Executive Officer against Checksavers.  Specifically, the Court declared “that the document attached as Exhibit A to the Complaint does not constitute an assignment or transfer to Defendant Check Savers, LLC of any right to U.S. Patent No. 7,389,913 (the “913 Patent”) and that Plaintiff has not assigned any rights to the ‘913 Patent to Defendant Check Savers, LLC.”

In May 2010, MyECheck received a summons and complaint in a Federal Court case entitled Tangiers Investors v. MyECheck, Inc. This action is in connection with the $35,000 convertible debenture issued in June 2009 and due June 2010. MyECheck answered the complaint in federal court on June 2, 2010.  Due to the recent decrease in Company revenue, MyECheck has been unable to repay the debenture. On August 20, 2010, MyECheck has presented Plaintiff with a settlement proposal whereby the balance of the Principal and Interest can be paid off with 6 equal monthly installments starting in October 2010 and ending March 2011.  On November 8, 2010, MyECheck settled the lawsuit in federal court with Tangiers Investors regarding the convertible debenture.  The settlement terms require the repayment of the principal amount of $35,000, plus interest and attorney fees for a total obligation of $47,857 to be paid in 6 equal monthly payments starting in December 2010.  The settlement was secured by 7,692,308 shares of company stock to be used as collateral, the pledged stock will be returned once the obligation is paid, or may be sold in the event of a default of the settlement agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

See note 2 “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements and our current report on Form 10-Q for the period ended September 30, 2010, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Results of Operations

Nine Months Ended September 30, 2010 and 2009.

MyECheck currently has limited revenues. The Company will rely on outside investment capital to supply cash until the time, if any, that its operations are profitable and cash flow positive. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

For the nine months ended September 30, 2010, the Company reported revenue from operations of $73,698 compared to $627,434 reported for the same period in 2009, such decrease was related to the failure of First Regional Bank. The net loss for the nine months ended September 30, 2010, was $1,383,595 compared to an operating loss of $681,460 for the same period in 2009.

The Company commenced revenue generating operations with clients on September 30, 2007. The Company’s first priority is to reestablish its banking relationships as it primary bank was closed on January 29, 2010, by Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank. The Company has been working with potential new bank relationships to re-establish services.

The general and administrative expenses associated with the Company’s operations primarily due to non-cash expenses related to stock based compensation of $138,226 legal and professional fees of $181,077 and salaries of $268,593 for the nine months ended September 30, 2010 compared to stock base compensation of $344,077, loss on accounts payable settlement of approximately $52,818 and legal and professional fees of $155,764 for the nine months ended September 30, 2009.

Other non-cash expenses were attributed to recognition of derivative expense and the change in fair value of derivative liabilities were $676,843.

Liquidity and Capital Resources

As of September 30, 2010, MyECheck had bank overdraft of $376. MyECheck is currently operating cash flow negative and will require future infusion of capital. Company has used bridge financing from officers and is working on short term convertible debt to bridge the short term cash requirements until revenues are sufficient to cover operating expenses. Management believes that the combination of revenue from operations and the proceeds from outside investment will be sufficient to fund operations, however there can be no assurance that revenues will be earned or that the expected investments will materialize.

Net cash provided by financing activities was $65,876 for the nine months ended September 30, 2010, compared to $37,200 of net cash provided by financing activities for the nine months ended September 30, 2009. The net cash provided by financing activities for the nine months ended September 30, 2010, resulted from proceeds net of issue cost of $47,000 convertible debt financed with investor and net cash provided by shareholder loans net of advances repaid was $18,500. The net cash provided by financing activities for the nine months ended September 30, 2009, resulted from net proceeds from convertible debt of $32,200.

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

Going Concern Consideration

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,383,595 and net cash used in operations of $73,131 for the nine months ended September 30, 2010, and at September 30, 2010, had a working capital deficit of $1,175,495 and a stockholders’ deficit of $1,175,495 at September 30, 2010.

The ability of the Company to continue as a going concern is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2010. The Company is also dependent on maintaining their positive approval status with the Federal Reserve. If the Company were to lose this approval, their ability to provide services would be affected negatively. The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve. If the Company were to lose bank sponsorship, their ability to provide services would be affected negatively. On January 29, 2010, the Company’s sponsoring bank was closed by the Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank. The Company is in the process of establishing and settling up working relationships with other processing banks.

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

Recent Accounting Announcements

In January of 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) . ASU 2010-06 amends ASC 820, “Fair Value Measurements” (“ASC 820”)  to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was ineffective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
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

On October 12, 2010, The United States District Court has entered an order granting a judgment in favor of Edward Starrs against Checksavers.  Specifically, the Court declared “that the document attached as Exhibit A to the Complaint does not constitute an assignment or transfer to Defendant Check Savers, LLC of any right to U.S. Patent No. 7,389,913 (the “913 Patent”) and that Plaintiff has not assigned any rights to the ‘913 Patent to Defendant Check Savers, LLC.”

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

On November 8, 2010, MyECheck settled the lawsuit in federal court with Tangiers Investors regarding the convertible debenture.  The settlement terms require the repayment of the principal amount borrowed from Tangiers of $35,000, plus interest and attorney fees for a total obligation of $47,857.50 to be paid in 6 equal monthly payments starting in December 2010.  The settlement was secured by 7,692,308 shares of company stock to be used as collateral, the pledged stock will be returned once the obligation is paid, or may be sold in the event of a default of the settlement agreement.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended September 30, 2010.

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

November 22, 2010	MYECHECK, INC.

/s/ Edward R. Starrs
Edward R. Starrs
Chief Executive Officer