Form 10-Q/A
period 2010-09-30
Myecheck Inc.
filed 2010-11-24
CIK 1347004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

On August 20, 2010, and under the same terms as the original advances, this individual advanced $7,500. The advance was non-interest bearing, unsecured and due on demand.

On October 1, 2010, and under the same terms as the original advances, this individual advanced $5,000. The advance was non-interest bearing, unsecured and due on demand.

(B)	Chief Executive Officer

In May 2010, $10,000 was repaid to the CEO.

(C)	Shareholder Advance

In August 2010, a major shareholder advanced the Company $5,000, the advance was non-interest bearing, unsecured and due on demand.

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

November 24, 2010	MYECHECK, INC.

/s/ Edward R. Starrs
Edward R. Starrs
Chief Executive Officer